Form 10-Q
period 1999-09-30
ESAT INC
filed 1999-12-30
CIK 1081798

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _________________ to   _________________


                        Commission File Number 000-26039


                                   eSAT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                              95-0344604
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                  16520 HARBOR BLVD, FOUNTAIN VALLEY, CA 92708
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (714) 418-3200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    PAR VALUE $.001                                       18,324,381
-----------------------                       ----------------------------------
(Class of Common Stock)                       (Outstanding at December 20, 1999)

================================================================================
                                   eSAT, INC.

                                TABLE OF CONTENTS

                                                                           PAGE NUMBER
                                                                           -----------
PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS.

                  Condensed Balance Sheets as of September 30, 1999
                  and December 31, 1998                                         3

                  Condensed Statements of Operations for the three and
                  nine-month periods ended September 30, 1999 and 1998          4

                  Condensed Statements of Cash Flows for the three and
                  nine-month periods ended September 30, 1999 and 1998          5

                  Notes to Condensed Financial Statements                       6

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.                         10

PART II.  OTHER INFORMATION

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                            20


SIGNATURE                                                                      21

                                   eSAT, INC.

                            CONDENSED BALANCE SHEETS

                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                     1999                1998
                                                                 -------------       ------------
                                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                       $    12,276        $ 2,567,697
  Accounts receivable                                                  27,677             48,964
  Inventories                                                         389,269            289,260
  Other current assets                                                 40,094             15,000
                                                                  -----------        -----------
TOTAL CURRENT ASSETS                                                  469,316          2,920,921

Property and equipment, net                                           704,023            293,251
Note receivable                                                       250,000                 --
Other assets, net                                                      76,586             47,215
                                                                  -----------        -----------
                                                                  $ 1,499,925        $ 3,261,387
                                                                  ===========        ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $ 1,455,551        $   246,667
  Payroll taxes payable                                                36,246            168,891
  Deferred revenue                                                     76,836            117,070
  Notes payable and current portion on long term debt                  54,309              6,414
                                                                  -----------        -----------
TOTAL CURRENT LIABILITIES                                           1,622,942            539,042

Note payable, net of current portion                                   26,405                 --

Commitments and contingencies

Stockholders' equity:
  Cumulative convertible preferred stock,
    10,000,000 shares authorized; 2,000,000 shares
    subscribed and unissued at September 30, 1999                   4,000,000                 --
Common stock - $.001 par value,
    40,000,000 shares authorized; 18,234,566 shares issued
    and outstanding at September 30, 1999 and 16,085,936 at
    December 31, 1998                                                  18,235             16,086
Additional paid in capital                                          9,115,025          6,051,235
Treasury stock                                                       (364,370)                --
Subscription receivable                                            (3,250,000)                --
Accumulated deficit                                                (9,668,312)        (3,344,976)
                                                                  -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                           (149,422)         2,722,345
                                                                  -----------        -----------
                                                                  $ 1,499,925        $ 3,261,387
                                                                  ===========        ===========

                             See accompanying notes.

                                   eSAT, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                  -----------------------------     ----------------------------
                                                     1999             1998             1999              1998
                                                  -----------      ------------     -----------      -----------
Revenue                                           $    20,711      $  (455,888)     $ 1,187,770      $   237,758
Cost of goods sales                                   259,197           76,688          767,167          450,545
                                                  -----------      -----------      -----------      -----------
Gross profit                                         (238,486)        (532,576)         420,603         (212,787)

Selling, general and administrative expenses        1,739,565          403,403        5,718,146        1,190,420
Write off uncollectible accounts                       96,264          236,666        1,064,986          236,666
                                                  -----------      -----------      -----------      -----------
                                                    1,835,829          640,069        6,783,132        1,427,086

Operating loss                                     (2,074,315)      (1,172,645)      (6,362,529)      (1,639,873)

Interest (income)                                      (3,038)              --          (55,384)
Interest expense                                        8,601              897           16,191           11,397
                                                  -----------      -----------      -----------      -----------

Net loss before extraordinary item                 (2,079,878)      (1,173,542)      (6,323,366)      (1,651,270)

Extraordinary gain on extinguishment
     of debt, net of tax effect                            --          242,990               --          242,990
                                                  -----------      -----------      -----------      -----------

Net loss                                          $(2,079,878)     $  (930,552)     $(6,323,336)     $(1,408,280)
                                                  ===========      ===========      ===========      ===========

Basic and fully-diluted loss per common share     $     (0.12)     $     (0.08)     $     (0.37)     $     (0.12)
                                                  ===========      ===========      ===========      ===========
Shares used in computing net loss per share        17,902,396       12,361,747       17,296,909       12,043,667
                                                  ===========      ===========      ===========      ===========

                            See accompanying notes.

                                   eSAT, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         --------------------------------
                                                                            1999                 1998
                                                                         ------------        ------------
OPERATING ACTIVITIES
Net loss                                                                 $(6,323,336)        $(1,408,280)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                              133,199              27,694
  Issuance of stock options for services                                   1,226,800                  --
  Decrease in accounts receivable, net                                        21,287             208,435
  (Increase) in inventory                                                   (100,009)            (92,819)
  (Increase) decrease in note receivable                                    (250,000)             20,082
  (Increase) in other current assets                                         (25,094)             (4,190)
  (Increase) in other noncurrent assets                                      (29,371)            (48,508)
  Increase (decrease) in other accounts payable
    and accrued expenses                                                   1,208,884            (298,604)
  Increase (decrease) in deferred revenue                                    (40,234)             91,951
  Increase (decrease) in note payable and current
    portion of debt                                                           50,000            (281,533)
  Increase (decrease) in payroll taxes payable                              (132,645)            155,422
                                                                         -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                     (4,260,519)         (1,630,350)
                                                                         -----------         -----------
INVESTING ACTIVITIES
Purchase of property and equipment                                          (543,971)            (96,339)
                                                                         -----------         -----------
NET PROVIDED BY (CASH USED) IN INVESTING ACTIVITIES                         (543,971)            (96,339)
                                                                         -----------         -----------

FINANCING ACTIVITIES
Net cash proceeds from issuance of common stock                            1,839,139           1,814,329
Net cash proceeds from issuance of preferred stock                           750,000                  --
Net cash used to acquire treasury stock                                     (364,370)             12,000
Cash proceeds from notes payable                                              24,300                  --
                                                                         -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  2,249,069           1,826,329
                                                                         -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (2,555,421)             99,640
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2,567,697             (11,827)
                                                                         -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    12,276         $    87,813
                                                                         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                   $     9,941         $    10,500
                                                                         ===========         ===========

                            See accompanying notes.

                                   eSAT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.  BACKGROUND

    eSat, Inc. ("eSat" or "Company") was incorporated on June 23, 1995, pursuant to the laws of the State of Nevada, as U.S. Connect 1995, Inc., for the purposes of marketing and servicing transaction processing services, prepaid long distance cards, ATM machines and payment systems to small-to-medium sized merchants. In October 1995, the Company consummated a public offering of its securities from which it derived gross proceeds of approximately $100,000. Prior to October 1998, the Company had not commenced operations and was seeking to establish a new business. On October 8, 1998, the Company consummated an Agreement and Plan of Merger ("Merger") with Technology Guardian, Inc., a California corporation ("TGI"), whereby all the issued and outstanding shares of TGI were exchanged for shares of the Company's Common Stock. In connection with the Merger, the Company changed its name to Technology Guardian, Inc., and succeeded to the business of TGI immediately prior to the Merger. Prior to the Merger, Technology Guardian had been engaged in providing computer network installation services and the related sale of personal computers and telecommunications equipment necessary for the configuration of a local area network (LAN), and in research and development of the products currently offered by eSat, Inc. The Company amended its certificate of incorporation to change it's name to "eSat, Inc." on January 26,1999.

    eSat's principle line of business consists of providing satellite Internet access equipment and services to businesses, educational institutions and government agencies. The Company's Internet access product line is based on its Global Satellite Internet(TM) ("GSI") gateway, Nexstream(TM) Internet gateway and Nexstreams Channel Casting(TM) which all provide existing LANs with Internet access via a satellite based network. A "gateway" is a specialized server that allows LAN users to share an Internet connection.

    The Company's GSI product line consists of an Internet gateway server that utilizes the Company's satellite network for downstream communications and a telephone connection for upstream communications. The Nexstream product line, which the Company anticipates launching in the first half of fiscal 2000, consists of an Internet gateway server that utilizes the same satellite network for both upstream and downstream communications. The Company's ChannelCasting(TM) product, which is currently in development, will provide the simultaneous broadcast of video and data files to multiple destinations through the use of the Company's existing and planned future Internet gateway technology. The Company plans to be a geographically diverse satellite Internet Service Provider through the establishment of joint venture partners in various countries. The Company expects to finance the expansion either through capital provided by the parties wishing to provide the service internationally, or through capital generated by issuing additional securities.

                                   eSAT, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The interim financial information for the three and nine-month periods ended September, 1999 and 1998 is unaudited but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10, as filed with the Securities and Exchange Commission on November 8, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine-month periods ended September 30, 1999, are not necessarily indicative of operating results to be expected for the full year.

    REVENUE AND EXPENSE RECOGNITION

    The Company recognizes revenue from hardware and software sales as products are shipped. The Company, subject to certain limitations, permits its customers to exchange products or receive credits against future purchases. Individual accounts receivable are written-off as they are deemed to be uncollectible. To date, the Company has had a history of a high level of write offs of uncollectible accounts. See Item II,"Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company also generates revenue by selling high-speed internet access. This service is purchased by customers on either a one, two or three year service subscription contract. Revenue is recognized as the service is provided using the straight-line method over the life of the contract. A related liability is recorded for the unearned portion of service revenue received. Costs that are directly related to the acquisition of the contract are deferred and charged to expense also using the straight-line method over the life of the contract. The Company reports income and expenses on the accrual basis for both financial and income tax reporting purposes.

    NET LOSS PER SHARE

    The Company applies the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options, warrants and convertible securities is reflected in diluted net income per share by application of the treasury stock method. On the accompanying income statements, the
                                   eSAT, INC.

    Company has excluded common equivalent shares from stock options, warrants and convertible securities from the computation of diluted earnings per share, as their effect would be antidilutive.

    RECLASSIFICATIONS

    Certain reclassifications have been made to prior year data to conform to the current financial statement presentation.

3.  12% CONVERTIBLE PREFERRED STOCK

    The Company has entered into an agreement with Vantage Capital for the purpose of raising capital for the Company. Pursuant to this agreement, Vantage Capital has arranged for the sale of 2.0 million shares of 12% Convertible Preferred Stock (the "Series A and B Preferred Stock"), for a total of $4.0 million, to itself and Corporate Financial Enterprises, in equal subscriptions of $2.0 million apiece. The subscription is payable at the rate of $500,000 per month. As of September 30, 1999, the Company had received $750,000. Through December 21,1999, the Company had received a total of $2,000,000.

    The Series A and B Preferred Stock has a liquidation preference of $2.00 per share and accrues interest at a 12% annual rate, payable in Common Stock of the Company. The Series A and B Preferred Stock may be converted into shares of Common Stock at the lower of $2.00 per share or 70% of the bid price of the Common Stock on the date of a notice to convert as reported by the exchange or the market on which the shares of Common Stock are traded. The Series A and B Preferred Stock contains standard antidilution and price protection provisions and standard piggy back rights. There is no firm written agreement in place requiring the balance of the anticipated investment to be made; however the Company expects that the full amount of the anticipated investment will be made. Vantage Capital is owned by Michael
    C. Palmer, the Chief Executive Officer of the Company.

4.  SUBSEQUENT EVENTS

    PRIVATE PLACEMENT OF PREFERRED STOCK AND EQUITY LINE OF CREDIT

    On December 29, 1999, the Company entered into an agreement with a private third-party investor that provides for the immediate purchase by the investor of $5.0 million of Series C Convertible Preferred Stock ("Series C Preferred") and the establishment of a $20.0 million equity line of credit ("Equity Line"). The Series C Preferred is convertible into Common Stock of the Company at a price based on the market price of the Common Stock at the time of conversion, subject to a maximum price of $4.30 per share, and bears interest at 6% per annum. The Series C Preferred is convertible at the investor's option, and becomes convertible in three equal installments, commencing approximately 120 days after the purchase date and ending 90 days thereafter.

    Under the terms of the $20.0 million Equity Line, the Company has a right to sell to the investor, and the investor has an obligation to buy from the Company, up to an additional $20.0 million of convertible preferred stock. The maximum amount of each such individual sale of preferred stock will be determined by a formula based on the dollar-volume of trading of the Company's Common Stock at the time of the sale, subject to an overall maximum of $2.5 million per transaction. There must be at least 15 days between such sales and no sales are allowed while the Company's Common Stock is trading below $3.00 per share.

    SALE OF I-XPOSURE COMMON STOCK

    As of September 30, 1999, the Company's wholly owned subsidiary i-Xposure, Inc. ("i-Xposure") was engaged in the development of a highly customizable personal interactive desktop ("pid"). The pid includes a variety of personal productivity modules (calendar, planner, contact list, etc.) as well as serving as an Internet portal when users are online. Users of the pid can download the software for free from sites that have licensed the pid from i-Xposure. The pid allows licensees to include images, links to other web sites and a variety of other interactive features on the users' desktops. i-Xposure derives revenue from licensees when users download the pid and also on other measures of Internet based activity.

                                   eSAT, INC.

    In order to fund i-Xposure's development without placing a burden on eSat's limited financial resources, the Company has initiated a private placement of up to 1.5 million shares of i-Xposure Common Stock at $2.00 per share. As of December 22, 1999, the private placement had raised $240,000, before selling commissions and other fees and expenses, from the sale of 120,000 shares of i-Xposure Common Stock. eSat will retain 4.0 million shares of i-Xposure Common Stock. After sufficient funds have been received, i-Xposure will operate as a separate, stand alone entity and maintain its own books and records.

5.  INVENTORIES

    Inventories, net, are summarized as follows:

                                           SEPTEMBER 30,     DECEMBER 31,
                                               1999             1998
                                           -------------     ------------

        Finished goods                       $157,046         $117,517
        Raw materials and components          232,223          171,743
                                             --------         --------
                                             $389,269         $289,260
                                             ========         ========
                                   eSAT, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's Registration Statement on Form 10.

    OVERVIEW

    eSat, Inc. ("eSat" or "Company") is a satellite Internet Service Provider, or ISP, and satellite Internet access equipment and services developer for businesses, educational institutions and government. The Company's product line is based on its Global Satellite Internet ("GSI") gateway, Nexstreams and Channel Casting which provide existing local area networks (LAN) with Internet access. A gateway is a service that allows someone to access the Internet. GSI refers to the Company's service of providing access to the Internet through satellite transmissions around the world. "LAN" means local area network, which usually consists of a network of computers within a single workplace. Nexstreams uses very small aperture terminals ("VSAT"), which allows for bi-directional data transfer for remote locations needing Internet access or a private network. The Company's ChannelCasting (TM) product provides the simultaneous broadcast of large video and data files to multiple destinations through the use of eSat's GSI gateway as the means of transmission of the data files. eSat's SAMS(TM) product (Satellite Accessed Material for Schools) provides managed educational content of over 60,000 pre-screened web pages accessible to students through the use of eSat's GSI gateway and as the means of transmission of the web pages. "Managed Educational Content" means that the content available for school children has been screened to assure propriety for school children. The Company plans to be a geographically diverse satellite Internet Service Provider through the establishment of joint venture partners in various countries. The Company expects to finance the expansion either through financing provided by the parties wishing to provide the service internationally, or through capital generated by operations and/or issuing additional securities.

    The Company has incurred significant losses since 1996. Furthermore, the Company anticipates incurring additional losses in the foreseeable future as the Company grows its business and completes the development of its products. The Company operates in a highly competitive market and the success of the business of the Company will depend on its ability to compete in this marketplace.

    RESULTS OF OPERATIONS

    During fiscal years 1998 and 1999, the Company has experienced significant difficulties selling its products and collecting its accounts receivable. The Company's first product offering, the unidirectional GSI product line, experienced technical difficulties due to its reliance on outbound telephone lines, and other Internet Service Providers, for its upstream connection to the Internet. During fiscal 1999, the Company has been working on a solution to this technical problem with the GSI product line, as well as working to develop and launch its bi-directional NextStreams product that utilizes a satellite connection for both upstream and downstream communications.

    In the third quarter of fiscal 1998, the Company had negative revenue of $455,888 due primarily to a large customer return and an adjustment to properly record deferred revenue. During the third quarter of fiscal 1999, the Company recorded revenue of $20,711, primarily for Internet access time billed to its customers.

    For the first nine months of fiscal 1998, the Company recorded revenue of $237,758, however, the Company wrote off accounts receivable of $236,666. For the first nine months of fiscal 1998, the Company recorded revenue of $1,187,770 and wrote off accounts receivable totaling $1,064,986.

                                   eSAT, INC.

    The Company expects that shipments of new systems will increase as a result of a solution for its GSI product line outbound ISP difficulities and the launch its bi-directional NextStreams product.

    For the three-month periods ended September 30, 1999 and 1998, cost of sales were $259,197 and $76,688, respectively. For the nine-month periods ended September 30, 1999 and 1998, cost of sales were $767,167 and $450,544, respectively. Cost of sales includes the cost of hardware and software shipped to customers, satellite access time purchased from a third party and inventory write offs.

    For the three-month periods ended September 30, 1999 and 1998, operating expenses were $1,739,565 and $403,403, respectively. For the nine-month periods ended September 30, 1999 and 1998, operating expenses were $5,718,146 and $1,190,420, respectively. The increase in operating expenses for fiscal 1999 when compared to fiscal 1998 for both the three and nine month periods ended September 30, is due to higher levels of staffing and compensation, increased marketing expenditures, increased R&D expenditures and higher levels of professional fees paid to outside accountants and attorneys.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations have been financed primarily from the sale of preferred and common stock in 1999 and 1998 and, to a lesser extent, capital equipment lease arrangements. At September 30, 1999, the Company had cash on hand of $12,365 and negative working capital of $1,153,626, compared to cash of $2,567,697 and positive working capital of $2,381,879 at December 31, 1998.

    Net cash used in operating activities of $4,260,519 and $1,630,350 for the nine months ended September 30, 1999, and 1998, respectively, was primarily attributable to operating losses, partially offset in the first months of fiscal 1999 by a decrease of $1,153,626 in working capital. During the first nine months of fiscal 1998, net working capital increased by $194,959.

    Net cash used in investing activities was $543,971 and $96,339 for the nine months ended September 30, 1999 and 1998, respectively. These expenditures were for the purchase of fixed assets.

    Net cash provided by financing activities of $2,249,069 and $1,826,329, for the nine months ended September 30, 1999 and 1998, respectively, resulted primarily from the net proceeds of the sale of preferred and common stock.

    To the extent the Company's revenues increase in the coming twelve months, the Company anticipates significant increases in operating expenses, working capital and capital expenditures. The cost to purchase additional fixed assets, primarily satellite transmission and receiving equipment and to finance working capital requirements is approximately $15,000,000. The Company also anticipates the need to construct its own network of Network Operations Centers (NOCs). The NOC is the location of the operations equipment,
                                   eSAT, INC.


    which receives and transmits data from and to a satellite. The construction of a NOC costs approximately $2,000,000 per location.

    The Company has entered into an agreement with Vantage Capital for the purpose of raising capital for the Company. Vantage Capital has arranged for the sale of 2.0 million shares of 12% Convertible Preferred Stock (the "Series A and B Preferred Stock"), for a total of $4.0 million, to itself and Corporate Financial Enterprises, in equal subscriptions of $2.0 million apiece. The subscription is payable at the rate of $500,000 per month. As of September 30, 1999, the Company had received $750,000. Through December 21,1999, the Company had received a total of $2,000,000.

    The Series A and B Preferred Stock has a liquidation preference of $2.00 per share and accrues interest at a 12% annual rate, payable in Common Stock of the Company. The Series A and B Preferred Stock may be converted into shares of Common Stock at the lower of $2.00 per share or 70% of the bid price of the Common Stock on the date of a notice to convert as reported by the exchange or the market on which the shares of Common Stock are traded. The Series A and B Preferred Stock contains standard antidilution and price protection provisions and standard piggy back rights. There is no firm written agreement in place requiring the balance of the anticipated investment to be made; however the Company expects that the full amount of the anticipated investment will be made. Vantage Capital is owned by Michael
    C. Palmer, the President of the Company.

    On December 29, 1999, the Company entered into an agreement with a private third-party investor that provides for the immediate purchase by the investor of $5.0 million of Series C Convertible Preferred Stock ("Series C Preferred") and the establishment of a $20.0 million equity line of credit ("Equity Line"). The Series C Preferred is convertible into Common Stock of the Company at a price based on the market price of the Common Stock at the time of conversion, subject to a maximum price of $4.30 per share, and bears interest at 6 percent per annum. The Series C Preferred is convertible at the investor's option, and becomes convertible in three equal installments, commencing approximately 120 days after the purchase date and ending 90 days thereafter.

    Under the terms of the $20.0 million Equity Line, the Company has a right to sell to the investor, and the investor has an obligation to buy from the Company, up to an additional $20.0 million of convertible preferred stock. The maximum amount of each such individual sale of preferred stock will be determined by a formula based on the dollar-volume of trading of the Company's Common Stock at the time of the sale, subject to an overall maximum of $2.5 million per transaction. Furthermore, there must be at least 15 days between sales and no sales are allowed while the Company's Common Stock is trading below $3.00 per share.

    The Company believes that the receipt of the net proceeds from the preferred stock described above plus cash generated internally from sales will be sufficient to satisfy its future operating, working capital, and existing lease commitment cash requirements for the next twelve months. The Company believes that it has sufficient resources to fund current operations, develop new or enhanced products and/or services, to respond to competitive pressures and acquire complementary products, businesses or technologies.

    IMPACT OF YEAR 2000

    The Company has assessed its year 2000 readiness and believes its systems are compliant. The Company has purchased or procured its essential equipment, software, systems, and inventory within the past 18 months. The Company has sought and received confirmation from its key third-party suppliers and vendors that the hardware, software, products, and services furnished by these vendors are year 2000 compliant. These vendors include the manufacturer of the Company's proprietary computer boards and the vendors of the servers used in the Company's products, the software
                                   eSAT, INC.


    publisher of the software licensed by the Company, and satellite and communications companies that transmit data on behalf of the Company. In addition, the vendors of the Company's own internal network, computer, accounting, and other systems have assured the Company that their products are year 2000 compliant.

    The worst case for the Company with respect to year 2000 compliance would be the general failure of the country's communications infrastructure. The Company relies on the general communications infrastructure maintained by the established communications companies to transmit its data to it NOC uplink site, to uplink to a satellite, and for rebroadcast by the satellite to the Company's customers. Accordingly, if the communications companies and satellite operators do not have their systems year 2000 compliant, then the Company and its customers could suffer the consequences of the failure of one or more components of the communications infrastructure in common with other users. For the Company, the consequences could be that customers will refuse to pay for the Company's services and products and the Company will suffer a decline in revenues. Costs would go up as the Company would seek to mitigate its problems. The Company could lose its good will, reputation for reliability, and some or all of its customer base.

    Total costs incurred in connection with the Company's year 2000 compliance efforts have not been material and the Company expects minimal additional costs in calendar year 1999 to assure year 2000 readiness. The Company will conduct ongoing testing of new features, components, and systems as they are added to the Company's products.

    The Company has only generalized contingency plans for year 2000 contingencies. In general, the Company expects that any year 2000 problems will occur in the communications infrastructure. If such problems occur which interrupt the Company's services to its customers, the Company intends to immediately seek to obtain such services from communications companies that are able to continue offering services. Since the Company cannot know which Companies will have year 2000 services interruptions, the Company has not made specific plans for alternate service providers at this time.

    RISK FACTORS

    Some of the statements in this 10-Q are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause the Company's results, level of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, those discussed below and those set forth in the Company's Registration statement Form 10 filed with the SEC.

    In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

                                   eSAT, INC.


    Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, level of activity, performance or achievements. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements. The Company does not intend to update this 10-Q after it is filed so that the forward-looking statements conform to actual results.

    THE COMPANY DEPENDS ON SATELLITE TRANSMISSION AND IS SUBJECT TO THE RISK OF SATELLITE FAILURE.

    The Company currently uses a single satellite to provide its satellite Internet services. There is risk associated with this dependence. There are two types of possible failures to the satellite: a failure of the individual transponder that is used and a failure of the entire satellite. The Company has purchased transponder protected service. This means that if there is a failure of a transponder, the satellite operator will move the Company to another transponder. This would create a minimum interruption to customers, likely less than 24 hours. If the satellite itself completely fails, the Company will move its services to another satellite. The Company's transmissions conform to industry standards so there are several possible alternative satellites. The Company's current uplink provider engages in quarterly reviews of available like-satellite space and is ready to contract for that space if needed. If the entire satellite were to fail, a one to five day outage of services might occur depending on the availability of other satellites. Additionally, a repointing of the receiving dishes on the ground would likely be required. The repointing of the receiving dishes on the ground would cost the Company $300 per customer. In the event of any service disruption due to satellite failure, the Company's customers would be credited for the dollar value of the amount of time they are without the satellite Internet service. Based on a standard contract paying $495 per month for the use of the equipment and related satellite Internet service, this would be equal to $16.50 per day per customer. In the event of a satellite failure, the Company could be subject to loss-of-business claims, due to the reliance by business customers on the satellite Internet services the Company provides. A sustained disruption in satellite service could materially impact the ability of the Company to continue operations.

    THE COMPANY INCURRED SIGNIFICANT OPERATING LOSSES.

    For the nine months ended September 30, 1999 and 1998, the Company incurred losses of $6,323,366 and $1,408,280, respectively, including all research and development costs. The losses were primarily due to: (i) employee compensation which increased because of additional sales and operations staff hired by the Company in 1999 in anticipation of future growth of the Company's operations; (ii) expenses related to marketing; and (iii) lack of product sales. In addition, the Company incurred significant research and development costs associated with its new products. There can be no assurance that the Company will be able to generate sufficient revenues to operate profitably in the future or to pay the Company's debts as they become due. The Company is dependent upon successful completion of future capital infusions to continue operations. See "Management's Discussion and Analysis of Financial Condition."

                                   eSAT, INC.


    THE COMPANY MIGHT NOT BE SUCCESSFUL IN IMPLEMENTING ITS DOMESTIC AND WORLDWIDE PROPOSED EXPANSION.

    The Company intends to expand its operations domestically and internationally, and will seek to expand the range of its services and penetrate new geographic markets; however, the Company has no experience in effectuating rapid expansion or in managing operations which are geographically dispersed. There can be no assurance the Company's current management, personnel and other corporate infrastructure will be adequate to manage the Company's growth. Expansion internationally might require joint venture partners outside the United States who will provide capital and personnel to fund the operations internationally. The Company has very limited experience in international joint venture transactions. The Company has no joint venture partners at this time. There can be no assurance that the Company will be able to successfully joint venture with entities in other parts of the world, or that joint venture partners will be able to raise the capital and employ the personnel required to successfully implement worldwide operations. Accordingly, there is significant risk that the Company will not be able to meet its goal of substantial international expansion within the next twenty-four months.

    THE COMPANY LACKS A LONG OPERATING HISTORY.

    The Company has a limited operating history upon which an evaluation of the Company can be based. The Company's prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet and interactive media products and services. In addition, the Company will be subject to all of the risks, uncertainties, expenses, delays, problems and difficulties typically encountered in the growth of an emerging business and the development and commercialization of new products. There can be no assurance that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in product commercialization or that the Company's efforts will result in successful product commercialization.

                                   eSAT, INC.


    THE COMPANY'S FINANCIAL STATEMENTS CONTAIN A "GOING CONCERN" QUALIFICATION

    The Audit Report accompanying the Company's Financial Statements for the year ended December 31, 1998, contains a qualification that certain conditions indicate that the Company might not be able to continue as a going concern. Recurring operating losses, working capital deficiencies and significant bad debts from accounts receivable account for this uncertainty. Many investment bankers and investors view companies with a "going concern" qualification as less desirable for investment. Accordingly, the Company might have a more difficult time raising equity capital or borrowing capital at all or on favorable terms. Suppliers to the Company might be less willing to extend credit. Potential customers of the Company might be less willing to purchase the Company's products if they believe that the Company will not be viable enough to provide service, support, back-up, and follow-on products when needed. Furthermore, the Company might be disadvantaged in recruiting employees who might be concerned about the stability of employment with the Company. Therefore, the "going concern" qualification can have severe adverse consequences on the Company.

    THE COMPANY HAS NO ASSURANCE OF MARKET ACCEPTANCE OF ITS PRODUCTS.

    The Company is at an early stage of development and its earnings growth depends primarily upon market acceptance of its products and services, including the Global Satellite Internet gateway, DigiNXT gateway, Nexstreams, SAMS programs offered to school systems, and ChannelCasting. There can be no assurance that the Company's product development efforts will progress further with respect to any potential new products or that they will be successfully completed. In addition, there can be no assurance that the Company's potential new products will be capable of being produced in commercial quantities at reasonable costs or that they will achieve customer acceptance.

    THE COMPANY HAS NO ASSURANCE THAT ITS MARKETING AND DISTRIBUTION METHODS WILL BE SUCCESSFUL.

    There can be no assurance that the Company's products will be successfully marketed. The Company is dependent on value-added resellers, VARs and distributors in addition to its direct sales force to market its products. There is no assurance that any VAR will be successful in marketing the Company's products. The Company's success is dependent in part on its ability to sell its products to governmental agencies, including public school districts, and large business organizations. Selling to governmental agencies and larger companies generally requires a long sales process, with multiple layers of review and approval. Often nonbusiness factors enter into the decision to purchase products. Such factors might include the residence and origin of the supplier of the products, the nature of the supplier and the distributor, the ethnic and gender characteristics of personnel and owners of the Company selling or distributing the products, political and other contacts, and other peculiar factors. Accordingly, the success of selling to these potential customers is uncertain. The Company does not have sufficient experience in marketing its products to determine the optimum distribution methods. It is unclear whether marketing through VARs or mass retailers will result in acceptable sales levels. Accordingly, the Company might be in a position requiring change in its sales, distribution, and marketing strategies and implementation.

                                   eSAT, INC.


    THE COMPANY IS DEPENDENT ON SUCCESSFUL NEW PRODUCTS AND PRODUCT ENHANCEMENTS INTRODUCTIONS AND MAY SUFFER PRODUCT DELAYS.

    The Company's success in the Internet access business depends on, among other things, the timely introduction of successful new products or enhancements of existing products to replace declining revenues from products at the latter stage of a product cycle. Consumer preferences for software products are difficult to predict, and few consumer software products achieve sustained market acceptance. If revenues from new products or enhancements do not replace declining revenues from existing products, the Company's business, operating results and financial condition could be materially adversely affected. The process of developing Internet access products such as those offered by the Company is extremely complex and is expected to become more complex. A significant delay in the introduction of one or more new products or enhancements could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition.

    THE COMPANY MUST DO BUSINESS IN A DEVELOPING MARKET AND FACE NEW ENTRANTS.

    The market for Internet products and computer software is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services. The diverse segments of the Internet market might not provide opportunities for more than one supplier of products and services similar to those of the Company. It is possible that a single supplier may dominate one or more market segments.

    THE COMPANY FACES FORMIDABLE COMPETITION

    The Company competes with many other Internet access providers. The Company will face competition from numerous sources, online and Internet service providers and others with the technical capabilities and expertise which would encourage them to develop and commercialize competitive products and services. Certain of such competitors have substantially greater financial, technical, marketing, distribution, personnel and other resources than the Company. Increased competition, resulting from, among other things, the timing of competitive product releases and the similarity of such products to those of the Company, may result in significant price competition, any of which could have a material adverse effect on the Company's business, operating results or financial condition. Current and future competitors with greater financial resources than the Company may be able to carry larger inventories, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make higher offers or guarantees to software developers and co-development partners than the Company. There can be no assurance that the Company will have the resources required to respond effectively to the market or technological changes or to compete successfully with current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect the Company's business, operating results or financial condition.

                                   eSAT, INC.


    THE COMPANY MIGHT BE SUBJECT TO GOVERNMENT REGULATION WHICH COULD HARM THE COMPANY'S PROSPECTS.

    The Company is not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations maybe adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. For example, although the Communications Decency Act was held to be unconstitutional, there can be no assurance that similar legislation will not be enacted in the future. Such laws or regulations could also limit the growth of the Internet, which could in turn decrease the demand for the Company's proposed products and services and increase the Company's cost of doing business. Inasmuch as the applicability to the Internet of the existing laws governing issues such as property ownership, libel and personal privacy is uncertain, any such new legislation or regulation or the application of existing laws and regulations to the Internet could have an adverse effect on the Company's business and prospects.

    THE SUCCESS OF THE COMPANY IS DEPENDENT ON MICHAEL C. PALMER, CHESTER L. NOBLETT, AND OTHER SENIOR MANAGERS.

    The success of the Company will be dependent largely upon the personal efforts of its Chief Executive Officer, Michael C. Palmer, its Chairman, Chester L. Noblett, and other senior managers. The loss of their services could have a material adverse effect on the Company's business and prospects. The success of the Company is also dependent upon its ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that the Company will be able to hire or retain qualified personnel. Any inability to attract and retain qualified management and other personnel could have a material adverse effect on the Company.

    THE COMPANY MIGHT FACE LIABILITY FOR INFORMATION SERVICES.

    Because materials may be downloaded by the online or Internet services operated or facilitated by the Company and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of such materials. Such claims have been brought, and sometimes successfully pressed, against online service providers in the past. The Company's general liability insurance might not cover potential claims of this type or might not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability or legal defense expenses that are not covered by insurance or in excess of insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition.

                                   eSAT, INC.


    AUTHORIZATION OF PREFERRED STOCK ALLOWS THE COMPANY TO ISSUE PREFERRED STOCKWITHOUT THE INVESTORS' CONSENT.

    The Company's Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock without the approval of shareholders. The Board of Directors has the power to establish the dividend rates, liquidation preferences and voting rights of any series of preferred stock and these rights may be superior to the rights of holders of the Common Stock. The Board also may establish redemption and conversion terms and privileges with respect to any shares of preferred stock. The issuance of any shares of preferred stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock, should such a market develop, and could be used by the Board as a device to prevent a change in control of the Company.

    THE COMPANY WILL PAY NO DIVIDENDS ON ITS COMMON STOCK.

    The Company has not paid and does not expect to pay any dividends to holders of its Common Stock in the foreseeable future.

    ANTI-TAKEOVER PROVISIONS MAY THWART TAKE-OVER OR ACQUISITION OFFERS WHICH INVESTORS MIGHT OTHERWISE WISH TO ACCEPT.

    The Company's Board of Directors can, without obtaining shareholder approval, issue shares of Preferred Stock having rights that could adversely affect the voting power of the Common Stock. The possible issuance of shares of Preferred Stock can be used to oppose hostile takeover attempts.

                                   eSAT, INC.


PART II. OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) EXHIBITS

                 27.1    Financial Data Schedule

            (b) REPORTS ON FORM 8-K.

    The Company did not file any current reports on Form 8-K for the quarterly period ended September 30, 1999. Subsequent to quarter end, the Company filed the following document:

    (i) The Company filed a current report on Form 8-K, dated December 3, 1999, and amended December 17, 1999, reporting that it has dismissed Lichter & Associates as its independent accountant and, effective November 30, 1999, has appointed Carpenter Kuhen & Sprayberry.

                                   eSAT, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                             eSAT, INC.


Date: December 29, 1999                      By: /s/ Michael C. Palmer
      -----------------                          -------------------------------
                                                 Michael C. Palmer
                                                 Chief Executive Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 27.1                       Financial Data Schedule