Form 10-K405
period 1999-12-31
ESAT INC
filed 2000-04-03
CIK 1081798

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

        (Mark One)

        [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the fiscal year ended December 31, 1999, or

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ___________ to ___________

        Commission file number 000 26039

                                    ESAT, INC
             (Exact Name of Registrant as Specified in Its Charter)


                 NEVADA                                       95-0344604
     (State or Other Jurisdiction of                         (IRS Employer
     Incorporation or Organization)                      Identification Number

     16520 HARBOR BOULEVARD, BLDG G
       FOUNTAIN VALLEY, CALIFORNIA                               92708
(Address of Principal Executive Offices)                      (Zip code)


                                  714-418-3200
              (Registrant's Telephone Number, Including Area Code)


        Securities to be registered pursuant to Section 12(b) of the Act:

    Title Of Each Class                           Name Of Each Exchange On Which
    To Be So Registered                           Each Class Is To Be Registered
           None

        Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, Par Value $.001

                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2000, is $50,150,606.


        The number of shares outstanding of the registrant's common stock, as of March 28, 2000, is 18,623,725.


                                     PART I

ITEM 1. BUSINESS

        OVERVIEW

        We provide satellite Internet services and we develop satellite
Internet access equipment and services. Our customers are businesses, educational institutions and governmental agencies. Our product line is based on our Global Satellite Internet ("GSI(TM)") gateway, Nexstream gateway and ChannelCasting(TM) services which all provide existing local area networks with Internet access. A gateway is a specially designated computer which contains software that allows local area network ("LAN") users to share an Internet access connection. Nexstream uses very small aperture terminals, which allows for data transfer to and from remote locations needing Internet access or a private network. Our ChannelCasting(TM) services provides the simultaneous broadcast of large video and data files to multiple destinations through the use of our GSI(TM).

        We plan to be a geographically diverse satellite Internet service provider through the establishment of joint ventures in various countries. We expect to finance the expansion either through financing provided by the parties wishing to provide the service internationally, or through capital generated by operations and/or issuing additional securities.

        Through December 31, 1999, we have incurred significant losses totaling approximately $20,900,000. Furthermore, we anticipate incurring additional losses in the foreseeable future as we grow and complete the development of our products. We operate in a highly competitive market and our success of the business will depend on our ability to compete in this marketplace. We have no assurance of market acceptance of our products, and we have no assurance that our marketing and distribution methods will be successful.

OUR STRATEGY

        We expect growth in demand for Internet access on a worldwide basis. We are positioning ourselves to help satisfy this market need for Internet access through the use of our GSI(TM) and Nexstream products as a method of communication and the ChannelCasting(TM) service as a means of broadcasting data. Currently we provide products and services for satellite Internet access and data delivery to include businesses, educational institutions, and government agencies. At this time, we do not offer services to home users and we have no immediate plans to do so. We developed our GSI(TM), and Nexstream products, along with, ChannelCasting(TM) to help satisfy voids in the Internet access and data delivery market.

        Our strategy is based on the development and marketing our products and services in five areas.

        First, we plan to build a worldwide satellite network by installing three or more network operation centers (NOC) placed in strategic locations throughout the world. Each of these NOCs will serve as a means of connecting to each other and each a different satellite supporting a specific region. When completed, this worldwide satellite network will allow us to provide Internet access to a much larger market in countries where there is little or no telecommunications infrastructure. We have already begun to implement this strategy by entering into a service agreement with Exodus Communications, Inc.
(EXDS). This service agreement allows us to establish a satellite uplink facility at an Exodus Internet Data Center(TM) in Southern California. This agreement will provide us with sufficient Internet capacity to service our worldwide network business strategy and corresponding bandwidth requirements. In conjunction with our present NOC in Raleigh, North Carolina, the completion of the new satellite uplink facility will provide the security of redundant operation centers. Once in place, this new facility will have the capability to reach Pacific Rim and Asia customers via trans-Pacific satellites while our East Coast facility will service the United States and Europe.

        Second, we plan on marketing our products and services to the business continuity market worldwide. Our products and services can provide an effective means of back-up to any business which relies on Internet access or remote Internet connections for mission critical applications.

        Third, we plan on marketing our products and services to rural and urban markets on a worldwide basis which currently cannot receive high-speed Internet and network connectivity due to limited telecommunications infrastructure.

        Additionally we plan on marketing our products and services as a single source vendor to national and multi-national businesses interested in a uniform platform for connectivity and Internet access.

        Finally, we plan on utilizing our subsidiaries to identify new uses and markets based on the company's core technology to support the company business objectives.

        Our international strategy is to form joint ventures with strategically positioned partners in Asia, Europe, Latin America, the Middle East and Africa. At this time, we are in negotiation with a number of these partners but have not signed any definitive agreements for these joint ventures.

        Our subsidiary i-xposure has entered into several additional marketing and selling agreements for its products and services.

HISTORICAL SUMMARY OF THE COMPANY

        We were organized under the laws of the State of California on February 22, 1996, as Technology Guardian, Inc. On October 8, 1998, we merged into U.S. Connect 1995, Inc. and on January 26, 1999, we changed our name to eSat, Inc.

area networks, and in research and development of the products we currently offer. We changed our name to "eSAT, Inc." on January 26, 1999.

        Research and development began in late 1996 for the satellite Internet access products and services. The development of the satellite Internet products and services continued during 1997 and into the first quarter of 1998. In the first quarter of 1998, we terminated our sales of network computer related products and concentrated entirely on the completion of our satellite Internet access products and services. In the second quarter of 1998, we started beta sales and installation of our initial (first generation) satellite Internet access products. Beta sales involves the sales of products and services which have been developed in a laboratory setting but have not been tested in actual use. Beta installation means the first installations in a commercial setting, often at a discount or at no cost in order for us to obtain additional information for improving and completing the products and services. Through the end of 1998, we beta tested our first generation satellite Internet product and services. Beta testing on the first generation of products was terminated in December 1998, such testing having been completed to our satisfaction.

        In the fourth quarter of 1998, we initiated development of a second generation satellite Internet product and related satellite Internet service. Development of the second generation of satellite Internet products and services and beta testing of them was completed to our satisfaction in January 1999. They were incorporated into our products known as the GSI(TM), and a number of them have since been upgraded.

        Finally, in the fourth quarter of 1998, we completed installation of our equipment at our network operations center ("NOC") in Durham, North Carolina. The NOC houses our computer equipment and software, and functions as a junction point for all the Internet related data traffic from our customers and acts as the uplink to the satellites. We contract with third parties for segments of satellite time that we then resell to our customers. During the second quarter of 1999, we launched our ChannelCasting(TM) technology followed by the initial beta testing of the bi-directional Nexstream product in the third quarter of 1999 which was completed in December 1999.

PRODUCTS AND SERVICES

        GLOBAL SATELLITE INTERNET ("GSI(TM)") INTERNET GATEWAY. Our flagship products, the Global Satellite Internet ("GSI(TM)") gateway and Nexstream, uses satellite technology to provide Internet access services at speeds that compete with the fastest available from any other provider.

        The GSI(TM) gateway system consists of a computer configured with hardware and software, a satellite dish, and appropriate satellite dish mounting equipment. We capitalize on the imbalance between the small amount of data sent to access the Internet and the large amount returned. For example, a person accessing our web site asks his Internet service provider to connect him to "www.esatinc.com." This requires 15 characters and the click of a mouse. The connection delivers him to our web page which contains thousands of characters of information plus some pictures. We can couple any type of computerized information request method for the small amount of request data with our small satellite dish for sending large amounts of response data and can provide high-speed Internet access for an entire local area network. The user is still required to pay the cost of an Internet connection for the request data. This cost should be factored in when comparing the costs of our products and services with the cost of competing services. The delivery system for all of our products, the GSI(TM), connects to an existing local area network to provide Internet access to each workstation. The GSI(TM) is delivered completely pre-configured as a plug and play module for local area networks and is compatible with Microsoft Windows operating systems, Apple's Macintosh operating systems and UNIX operating systems. The GSI(TM) is designed to incorporate ease of installation and use with a plug and play format, and quality high-speed Internet access. "Plug and play format" is a format based on hardware and software standards designed to allow computers and peripheral computer equipment to be plugged together with standardized cables and the computer that is compatible with a variety of networking hardware or software, with little effort by the user to configure the computer peripheral to operate properly.

        We currently offer a GSI(TM) gateway for local area networks with contracts of up to a three year duration. The current standard price per month for this service is $495 per installation. This price may change from time to time depending on a number of market factors.

        CHANNELCASTING(TM). Our ChannelCasting(TM) service permits the broadcast of large data and video files to multiple locations simultaneously using our GSI(TM) products. With standard delivery of data and video files over the Internet, each destination point requires its own stream of data. ChannelCasting(TM) uses the broadcast properties of satellite transmission to send a single stream of files which is received at many locations, a multi-cast. For example, if a large video file needs to be delivered to many schools, the file would be transmitted to our ChannelCasting(TM) servers through the Internet or a private network connection and then, at our NOC in North Carolina, it would be sent as a single stream to a satellite, and then transmitted to the specified multiple destinations simultaneously. Presently, we only lease broadcast capacity on one satellite, but the satellite is capable of broadcasting the data for reception to numerous locations from one location.

        ChannelCasting(TM) is being designed to permit large corporations, government agencies and learning centers to broadcast information to multiple locations at the same time. We provide a conditioned satellite receiver computer card and additional software installed in the GSI(TM) gateway. The conditioned satellite computer card processes digital data to be sent over our system. Customers may use the ChannelCasting(TM) service as a stand-alone feature or use it as an additional enhancement with the satellite Internet access. We have developed and tested ChannelCasting(TM) and released its beta version on April 30, 1999.

        NEXSTREAM. Nexstream uses specially configured satellite dishes to permit the user to receive data and transmit data through our satellite system. The result is intended to be a secure, transportable, cost-effective and high-speed communications system which provides significant benefits for organizations with offices and facilities in remote geographic areas. The technology is effective where privacy and security are a concern, or where mission-critical applications dictate having a non-ground based system. Nexstream may also be employed as a back up for ground based communication lines in case of a potential disaster, or as the primary link to remote areas before and after a disaster.

        NEW PRODUCT DEVELOPMENTS. In addition to our core business described above, we are in the process of developing three other complimentary lines of business through our subsidiaries, Global Media Technologies, Inc. (GMT), SkyFrame, Inc. (dba SkySP(TM)), and i.xposure, Inc. GMT is focusing on the development of satellite-based products which take advantage of our high-speed, high-quality video and data delivery capabilities. We plan to partner with companies that provide programs and other information in the education, entertainment and business-to-business markets with the goal of becoming a major provider of such materials via satellite. GMT has plans to offer a variety of exciting and innovative products and services to educational, consumer and business markets using our core satellite technologies.

        SkySP(TM) was formed in July 1999 as a response to the needs expressed by under-served rural Internet users and especially rural school districts. SkySP(TM) utilizes our GSI(TM) and Nexstream technology to provide low cost Internet services to rural Internet service providers and school districts that otherwise do not have the means to efficiently offer Internet services. According to Yankee Group, a research firm, it estimates that approximately 40% of the United States will not be able to get any high-speed service to the Internet. Using our core technologies, we are able to provide rural and urban locations with high-speed Internet access with minimal capital investment at the local level. Users can access the SkySP(TM) network through a local telephone number which connects the user with our GSI(TM) gateway which in turn connects them to our satellite uplink center. Information on the Internet is then relayed back to the GSI(TM) gateway from the satellite and transmit it to the client over telephone lines.

CORE TECHNOLOGY

        Our technology relies on the monitoring and managing large segments of satellite bandwidth and the ability to optimize these services for use in business applications. Our current products and services consist of a configuration of software and a satellite receiver card for a computer allowing a user to obtain satellite access to the Internet or other remote locations by splitting the messages sent out by the user over any conventional method, from the information received by the user via satellite. This hybrid technology allows a user access to the Internet or network from local workstations. The

GSI(TM) connects to the Internet via any conventional method such as modem or cable lines. High-speed retrieval of information from the Internet is achieved via satellite and the GSI(TM) connected to a local network, which connects to the desktop user. One portion of our technology manages the returning data by directing it to be sent through a satellite uplink facility to an orbiting satellite, which transmits the returning data from the satellite to the user. The user receives this data through a small satellite dish which is linked to the GSI(TM). Nexstream uses specialized satellite dishes to enable bi-directional data communications from the satellite. However, this bi-directional feature has not been extensively tested in the marketplace and is subject to all the uncertainties of untested products.

        Our GSI(TM) and Nexstream gateway systems includes a computer which is pre-loaded with the software and pre-configured for use, a satellite receiver card installed in the computer, and the satellite dish. The customer may contract with a local installer for the installation of the satellite dish, or we will deliver the GSI(TM) gateway in plug and play condition, requiring only that the customer change its routing of data flows on the its workstations to utilize our Internet gateway. Installation of the GSI(TM) and Nexstream gateways do not require us to provide on-site personnel.

MARKETING AND SALES

        We sell our products and services to: businesses, schools, libraries, hotels, tract home developers, hospitals, medical facilities and government agencies through our own sales persons, value-added resellers and other independent sales organizations. Approximately 60% of our sales are to businesses and governmental agencies and 40% to schools. Notwithstanding these efforts, our sales to date have been small. See Item 7, Management's Discussion and Analysis. There are no consumer/home products or services at this time.

        We employs sales staff of ten people (nine located in the home office and one located in Washington, D.C.). They focus their sales activity on the generation of leads, the establishment of contacts, and the closure of sales to a variety of small, medium and large businesses.

        Additionally, we distribute our products through value-added resellers ("VARs") and independent sales organizations. These organizations allow us to increase our visibility and sales of products and services by entering into contracts for these organizations to undertake sales activities for a percentage commission of any sale realized. Approximately half of our sales to date have originated and been completed using these organizations. Currently, we have VAR and independent sales relationships, no single one of which is material to our operations. Sales through the VAR channel have been modest, with the majority of our sales having been realized on a direct sale basis. We have re-focused on enhancing this distribution channel with traditional wide area network VARs and systems integrators. The result of this effort has been a significant increase in both quantity and size of contracts under negotiation. We intend to enter into relationships with between one hundred to two hundred VARs within the next twelve months. We expect to realize the majority of North American revenues through this channel.

        From time to time we employ a telemarketing team to initially identify institutions that could potentially benefit from the company's products and services. Telemarketing means unsolicited telephone calls are made to institutions for purposes of business development. We also use public relations activities as well as Internet and traditional advertising, including radio, in-flight advertisements and print media.

GOVERNMENT AGENCY MARKET

        We are actively marketing our products to the Federal Government. The contracting and sales cycle with government agencies can often require a year to complete. We have completed an installation with the San Bernardino County, California, Sheriff's Department and with the U.S. Department of Forestry in Dubois, Idaho. The performance and reliability of these systems are currently under evaluation. The sales of units to these agencies depends on their favorable evaluation. There is no assurance that we will make any significant sales to government agencies.

THE EDUCATIONAL MARKET

        The Federal Government's "E-RATE" program provides $1.8 billion of federal funding for schools and libraries to be used exclusively for providing Internet access to schools. Our marketing efforts are geared toward taking advantage of the Federal E-RATE Program. The Federal Government allocates E-RATE funds to the states in block grants, which must use the funds in a "fair and equitable" format. The requirement means that educational sites throughout a state must have uniform speeds and pricing. Once states receive funding, the E-RATE Program has an anticipated duration of 18 months. We believe we meet all government guidelines for providing Internet access to schools in the manner required by the E-RATE program. However, at the present time, we have no significant sales attributable to this E-RATE program.

THE INTERNATIONAL MARKET

        We plan for joint ventures with one or more parties headquartered in various countries to be our international partners. We expect these joint ventures to contribute significant revenue in the future. We have identified major areas of the world capable of receiving transmissions from a geo-stationary satellite. The planned joint ventures would establish our satellite service in the international regions as follows: Asia North, Asia South, Europe, Eastern Europe/Russia, India, Central America, Latin America, the Middle East, and Africa. The initial funding for a joint venture is expected to be provided by the partner in the headquartered country. We plan to focus on Asia first so that we can be in a position to provide products and services to the rapidly growing markets in the Pacific Rim basin including Hong Kong, mainland China, Taiwan, Australia, New Zealand, Singapore, Malaysia, Thailand, Philippines, Indonesia and others. At the present time, we do not have any existing joint venture in the international market and has not entered into any written agreement for international satellite service.

DIVERSIFICATION OF BUSINESS

        We are not dependent on any one customer or group of customers. However, our business plan calls for significant orders from governmental agencies and large corporations.

BACKLOG OF ORDERS

        We currently do not have a backlog of orders.

INTELLECTUAL PROPERTY

        We believe that our intellectual property is an important factor in maintaining our competitive position in our core eSAT businesses, as well as the businesses of Global Media Technologies and i-xposure. To protect our proprietary rights, we rely generally on patent, copyright, trademark and trade secret laws, as well as confidentiality agreements with our employees, consultants, vendors and corporate business partners. Despite these protections, a third party could, without authorization, copy or otherwise obtain and use our products or technology to develop similar technology. Moreover, our agreements with employees, consultants and others who participate in product and service development activities may be breached, we may not have adequate remedies for any breach, and our trade secrets may become known or independently developed by competitors.

        Patents. The Company currently has filed two pending patent applications. In addition, we are aggressively pursuing additional patent applications for devices and processes directly and indirectly related to the initial two filings. Any patent applications may not be granted, future patents may be challenged, invalidated or circumvented, and the rights granted under a patent that may be issued may not provide competitive advantages to us. Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has been issued or is issued in the future, we would need either to obtain a license or to design around the patent. We may not be able to obtain a required license on acceptable terms, if at all, or to design around the patent.

        Trademarks. We have applied for registration of all of our primary trademarks in the United States, including "eSAT", "SatBone," "S-Bone," "i-Xposure" and "pid". We intend to continue to pursue the registration of these and certain of our other trademarks in the United States and in other countries; however, we cannot be sure that we can prevent all third-party use of our trademarks. We have obtained the Internet domain name "esatinc.com" but we are aware that an Irish telecom company has the same name ("ESAT") and the Internet domain name "esat.com." We have not been asked to cease using the name"eSAT."

        Copyrights. We have developed software for our eSAT business, i-xposure business and Global Media Technology business which is protected by copyright law. There is no assurance that the steps we take will be adequate to protect these rights or that we will be successful in preventing the illegal duplication, distribution or other use of our software. Our failure to adequately limit the unauthorized redistribution of our software could result in litigation or liability, which could harm our business.

        The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in these jurisdictions.

        We rely on technology and other proprietary matter that we license from third parties, including software and images that are integrated with internally developed software and used in our products and services. Third-party licenses may not continue to be available to us on commercially reasonable terms. The loss of any of these rights could harm our business.

        Third parties may assert infringement claims against us. From time to time we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, patents and other intellectual property rights of third parties by us or our users. Any such claims, or any resultant litigation, should it occur, could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we were to win any such litigation, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Any claims or litigation may also result in limitations on our ability to use such trademarks, patents and other intellectual property unless we enter into arrangement with such third parties, which may be unavailable on commercially reasonable terms.

COMPETITION

        We compete in the market for providing Internet access services to the business, government, school, and nonprofit sectors. Our major competitors are Loral Inc., Hughes Network Systems, and Spacenet.

        We anticipate competition from Internet service providers which provide satellite downlink data transmission in the commercial/business, government and education sectors. Our competitors also include the established Internet service providers offer a variety of connection features and speeds of access. Some use telephone lines, some use television cable systems, and others offer satellite focused services. There are numerous providers of these services and no one provider dominates the market. Many service providers are affiliated with telephone or cable television companies which provides capital resources and customer marketing opportunities unavailable to us. At this time, we believe no competitor has a dominant position.

        We have not established a competitive position in the market place, since we have only recently commenced the marketing and sales of our products. As a result, potential customers are unable to evaluate other customer's experiences in using our products. This lack of track record might dissuade some customers from purchasing our products until there is a greater customer base and a broader evaluation of the quality and effectiveness of our products and services.

        We compete principally on price, performance, and availability of service. The service is available in any location, particularly remote locations, due to the wide satellite broadcast footprint. We offer an easy to use format, with each gateway delivered pre-configured for the customer's geographic location, local connection to the Internet, and connection to a local area network. Our pricing of products and services is subject to change in accordance with market changes and competitive conditions.

        The positive factors pertaining to our competitive position include offering a product for a price of $495 per month, subject to change to meet competitive circumstances, widespread availability, and an easy to use format. The negative factors pertaining to our competitive position are lack of product awareness and of brand recognition among potential customers, lack of widespread user-base, and lack of customer track record.

RESEARCH AND DEVELOPMENT

        We plan to devote significant resources to continued research and development of various Internet related products and services.

EMPLOYEES

        We currently have thirty-six employees. Twenty-five employees are located at the Company's headquarters in Fountain Valley, California, ten are located at the I-xposure facility in Irvine, California, and one sales representative is located in Texas.

                                  RISK FACTORS


WE HAVE REPORTED LOSSES FROM OPERATIONS FOR OUR LAST THREE YEARS ENDED DECEMBER 31, 1999, AND, IF WE DO NOT BECOME PROFITABLE, OUR BUSINESS COULD BE ADVERSELY AFFECTED AND THE VALUE OF YOUR INVESTMENT COULD DECLINE.

        For the year ended December 31, 1999, we incurred a loss of $8,925,896, including all research and development costs. For the fiscal year ended December 31, 1998, we incurred a loss of $2,957,991 as compared to a loss of $433,853 for the fiscal year ended December 31, 1997. The losses were primarily due to: (i) employee compensation which increased because of additional sales and operations staff hired in 1998 in anticipation of future growth of our operations; (ii) expenses related to marketing; and (iii) lack of product sales. In addition, we incurred significant research and development costs associated with new products. There can be no assurance that we will be able to generate sufficient revenues to operate profitably in the future or to pay our debts as they become due. We are dependent upon successful completion of future capital infusions to continue operations.

WE DEPEND ON SATELLITE TRANSMISSION. SATELLITE FAILURE COULD HAVE A SUBSTANTIAL NEGATIVE AFFECT ON OUR BUSINESS OPERATIONS.

        We currently use a single satellite to provide satellite Internet services. There is risk associated with this dependence. There are two types of possible failures to the satellite: a failure of the individual transponder that is used and a failure of the entire satellite. If there is a failure of a transponder, the satellite operator contractually obligated to move us to another transponder. This would create a minimum interruption to customers, likely less than 24 hours. If the satellite itself completely fails, we will have to move our services to another satellite. Our transmissions conform to industry standards so there are several possible alternative satellites. Our current satellite provider engages in quarterly reviews of available like-satellite space and is ready to contract for that space if needed. If the entire satellite were to fail, a one to five day outage of services might occur depending on the availability of other satellites. Additionally, a repointing of the receiving dishes on the ground would likely be required. The repointing of the receiving dishes on the ground would cost us approximately $300 per customer. In the event of any service disruption due to satellite failure, our customers would be credited for the dollar value of the amount of time they are without the satellite Internet service. Based on a standard contract paying $495 per month for the use of our GSI(TM) equipment and related satellite Internet service, this would be equal to $16.50 per day per customer. We intend to install a second U.S. Network Operating Center ("NOC") in the first half of fiscal 2000. This second NOC will be located in Orange County, California, and will utilize a different satellite than the existing NOC. This second NOC and satellite provides certain redundancies in the event of a failure. In the event of a satellite failure, we could also be subject to loss-of-business claims, due to the reliance by business customers on the satellite Internet services we provide. A sustained disruption in satellite service could materially impact our ability to continue operations.

WE MIGHT NOT BE SUCCESSFUL IN IMPLEMENTING OUR DOMESTIC AND WORLDWIDE PROPOSED EXPANSION WHICH WILL RESULT IN OUR BEING A SMALLER AND LESS COMPETITIVE COMPANY.

        Over the next two years, we intend to expand our operations domestically and internationally, and will seek to expand the range of our services and penetrate new geographic markets.

        However, we have no experience in effectuating rapid expansion or in managing operations which are geographically dispersed. There can be no assurance that our current management, personnel and other corporate infrastructure will be adequate to manage our growth. Expansion internationally will require joint venture partners outside the United States which will provide capital and personnel to fund the operations internationally. As a company, we have very limited experience in international joint venture transactions. We have no joint venture partners at this time. There can be no assurance that we will be able to successfully joint venture with entities in other parts of the world, or that joint venture partners will be able to raise the capital and employ the personnel required to successfully implement worldwide operations. Accordingly, there is significant risk that we will not be able to meet our goal of substantial domestic and international expansion within the next two years. Failure to complete our intended expansion will result in our being a smaller and less competitive company.

WE HAVE A LIMITED OPERATING HISTORY.

        We were incorporated in 1995, but did not commence operations until 1997. Since then, our business has been substantially refocused. Thus, we have a limited operating history upon which an evaluation of us can be based. Our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet and interactive media products and services. In addition, we will be subject to all of the risks, uncertainties, expenses, delays, problems and difficulties typically encountered in the growth of an emerging business and the development and market acceptance of new products and services. There can be no assurance that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in market acceptance of our products and services or that our efforts will result in such market acceptance.

TIMING OF ORDERS FOR AND CONTINUED DEVELOPMENT OF OUR SERVICES AND PRODUCTS WILL CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE AND CONSEQUENTLY YOU SHOULD NOT RELY ON THE RESULTS OF ANY PERIOD AS AN INDICATION OF FUTURE PERFORMANCE.

        We have experienced material period-to-period fluctuations in revenue and operating results. We anticipate that these periodic fluctuations in revenue and operating results will occur in the future. We attribute these fluctuations to a variety of business conditions that include:

        - the volume and timing of orders we receive from quarter to quarter;

        - the introduction and acceptance of our new services and products and product enhancements by us;

        -       purchasing patterns of our customers and distributors; and

        - market acceptance of services and products sold by our distributors.

        As a result, we believe that quarterly revenue and operating results are likely to vary significantly in the future and that quarter-to-quarter comparisons of our operating results may not be meaningful. You should therefore not rely on the results of one quarter as an indication of future performance.

OUR INTELLECTUAL PROPERTY MAY BE CHALLENGED

        As is the case with many technology companies, the rapid pace of change in technology could cause our intellectual property to be challenged. These challenges could come from stronger companies who believe that the use of our technology interferes with their use or that they own all of the technology and related rights. If any of these challenges were successful, our ability to sell product based on our technology or intellectual property could be severely impaired.

WE MUST DO BUSINESS IN A DEVELOPING MARKET AND FACE NEW ENTRANTS. FAILURE TO MEET THE CHALLENGES OF NEW PRODUCTS AND COMPETITORS WILL REDUCE OUR MARKET SHARE AND THE VALUE OF YOUR INVESTMENT.

        The market for Internet products and computer software is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services. The diverse segments of the Internet market might not provide opportunities for more than one dominant supplier of products and services similar to ours. If a single supplier other than us dominates one or more market segments, our revenue is likely to decline and we will become a less valuable company.

BECAUSE WE LACK THE NAME RECOGNITION, CUSTOMER BASE AND RESOURCES OF OTHER COMPANIES PROVIDING INTERNET ACCESS AND OTHER INTERNET RELATED PRODUCTS AND SERVICES MARKET, WE MAY BE UNABLE TO COMPETE SUCCESSFULLY WHICH WOULD REDUCE OUR REVENUE AND THE VALUE OF YOUR INVESTMENT.

        The markets for our products are intensely competitive and are likely to become even more competitive. Increased competition could result in:

        -       pricing pressures, resulting in reduced margins;

        -       decreased volume, resulting in reduced revenue; or

        - the failure of our products to achieve or maintain market acceptance.

        Any of these occurrences could have a material adverse effect on our business, financial condition and operating results. Each of our products faces intense competition from multiple competing vendors. Our principal competitors include Loral, Inc., Hughes Network System and Spacenet. Many of our current and potential competitors have:

        -       longer operating histories,

        -       greater name recognition,

        -       access to larger customer basis, or

        -       substantially greater resources than we have.

        As a result, our principal competitors may respond more quickly than we can to new or changing opportunities and technologies. For all of the reasons stated above, we may be unable to compete successfully against our current and future competitors.

WE MAY HAVE INSUFFICIENT CAPITAL FOR FUTURE OPERATIONS WHICH WOULD DIMINISH THE VALUE OF YOUR INVESTMENT.

        Based on current proposed plans and assumptions relating to our operations, we anticipate that current cash reserves, together with projected cash flow from operations and the sale of additional securities, will be sufficient to satisfy our contemplated cash requirements through fiscal 2000. Thereafter, we will require substantial additional financial resources to fund its operations. The expansion into new product areas will also require substantial financial funding. The failure to acquire additional funding when required will have a material adverse effect on our business prospects. Without the proper financing of customer contracts by a finance company or additional equity, we are likely to have difficulty in sustaining on-going operations.

OUR FINANCIAL STATEMENTS CONTAIN A "GOING CONCERN" QUALIFICATION.

        The audit report accompanying our Financial Statements for the year ended December 31, 1999 contains a qualification that certain conditions indicate that we might not be able to continue as a going concern. The financial statements do not contain any adjustments that might be necessary in such a case. Note 2 to the financial statements indicates that substantial operating losses account for this uncertainty. Many investment bankers and investors view companies with a "going concern" qualification as less desirable for investment. Accordingly, we might have a more difficult time raising equity capital or borrowing capital at all or on favorable terms. Our suppliers might be less willing to extend credit. Our potential customers might be less willing to purchase our products and services if they believe that we will not be viable enough to provide service, support, back-up, and follow-on products when needed. Furthermore, we might be disadvantaged in recruiting employees who might be concerned about the stability of employment with us. Therefore, the "going concern" qualification can have severe adverse consequences on us.

WE ARE DEPENDENT ON SUCCESSFUL NEW PRODUCTS AND PRODUCT ENHANCEMENT INTRODUCTIONS AND MAY SUFFER PRODUCT DELAYS.

        Our success in the Internet access business depends on, among other things, the timely introduction of successful new products or enhancements of existing products to replace declining revenues from older, less efficient products. Consumer preferences for software products are difficult to predict, and few consumer software products achieve sustained market acceptance. If revenues from new products or enhancements do not replace declining revenues from existing products, our business, operating results and financial condition could be materially adversely affected. The process of developing Internet access products such as ours is extremely complex and is expected to become more complex. A significant delay in the introduction of one or more new products or enhancements could have a material adverse effect on the ultimate success of such products and on our business, operating results and financial condition.

WE HAVE NO ASSURANCE OF MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES. IF WE ARE UNABLE TO RAISE MARKET AWARENESS OF OUR PRODUCTS AND SERVICES, WE MAY EXPERIENCE DECLINING OPERATING RESULTS WHICH WOULD DIMINISH THE VALUE OF YOUR INVESTMENT.

        We are at an early stage of development and our earnings growth depends primarily upon market acceptance of our products and services. There can be no assurance that our product development efforts will progress further with respect to any potential new products or that they will be successfully completed. In addition, there can be no assurance that our potential new products will be capable of being produced in commercial quantities at reasonable costs or that they will achieve customer acceptance.

        There can be no assurance that our products and services will be successfully marketed. In addition to our own direct sales force, we are dependent on value-added resellers and distributors to market its products. There is no assurance that any distributor or other reseller will be successful in marketing our products.

        Our success is dependent in part on our ability to sell our products and services to governmental agencies, including public school districts, and large business organizations. Selling to governmental agencies and larger companies generally requires a long sales process, with multiple layers of review and approval.

        In sales to governmental agencies, nonbusiness factors often enter into the purchase decision. Such factors include the residence and origin of the supplier of the products, the nature of the supplier and the distributor, the ethnic and gender characteristics of personnel and owners of the company selling or distributing the products, political and other contacts, and other peculiar factors. Accordingly, the success of selling to these potential customers is uncertain.

        We do not have sufficient experience in marketing our products to determine the optimum distribution methods. It is unclear whether marketing through distributors or value-added resellers or mass retailers will result in acceptable sales levels. Accordingly, as we learn more, we might have to revise our sales, distribution, and marketing strategies and implementation.

WE MIGHT BECOME SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH COULD HARM OUR PROSPECTS.

        Except for a license from the Federal Communications Commission, we are not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally, There are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. Such laws or regulations could limit the growth of the Internet, which could in turn decrease the demand for our proposed products and services or increase our cost of doing business. Any new legislation or regulation or the application of existing laws and regulations to the Internet in unexpected ways could have an adverse effect on the Company's business and prospects.

WE MIGHT FACE LIABILITY FOR INFORMATION OBTAINED OR DISTRIBUTED THROUGH THE PRODUCTS AND SERVICES WE PROVIDE.

        Because materials may be downloaded by the Internet services which we operate or facilitate and may be subsequently distributed to others, there is a potential that claims will be made against us for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of such materials. Sometimes, such claims have been successful against Internet service providers in the past. Our general liability insurance might not cover potential claims of this type or might not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or legal defense expenses that are not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, operating results and financial condition.

LOSS OF KEY MEMBERS OF OUR SENIOR MANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS AND PROSPECTS.

        Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Michael C. Palmer, and our Chairman of the Board, Chester L. Noblett, Jr., as well as other senior managers. The loss of their services could have a material adverse effect on our business and prospects. We have no life insurance on any of our officers. Mr. Palmer's and Mr. Noblett's services are governed by agreements. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to hire or retain qualified personnel. Any inability to attract and retain qualified management and other personnel could have a material adverse effect on us.

IF OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES, YOU MAY HAVE GREATER DIFFICULTY SELLING YOUR SHARES

        The Securities Enforcement and Penny Stock Reform Act of 1990 applies to stock characterized as "penny stocks," and requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has:

        - net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years;

        - net tangible assets of at least $5,000,000, if the issuer has been in continuous operation for less than three years; or

        - average annual revenue of at least $6,000,000 for the last three years.

        Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.

        If our financial condition does not meet the above tests, then trading in the common stock will be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act. Under those rules, broker-dealers who recommend such securities to persons other than their established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser's written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker-dealers to trade in our common stock and thus would make it more difficult for purchasers of common stock to sell their securities in the secondary market. The market liquidity for the common stock could be severely affected.

YOU COULD SUFFER DILUTION OF YOUR INVESTMENT IF CERTAIN WARRANTS ARE EXERCISED, PREFERRED STOCK IS CONVERTED INTO COMMON STOCK, OR STOCK OPTIONS ARE EXERCISED

        As of March 28, 2000, we have a total of 18,623,725 shares of common stock outstanding. We have issued warrants to purchase 5,039,163 shares of common stock at prices ranging from $0.72 to $14.78 per share, as well as options to purchase 3,230,887 shares of common stock at prices ranging from $0.72 to $13.13 per share. Under a subscription agreement, we have sold $7,000,000 of Series A and Series B Convertible Preferred Stock that, based on a maximum conversion price of $2 per share, will convert into at least 3,500,000 shares of common stock. We have issued $5,000,000 of Series C Convertible Preferred Stock that may be converted into shares of common stock based on a formula tied to market price. Issuance of any of these shares will dilute your interest in our company.

        In November 1998, we entered into a subscription agreement with a private investor wherein he was to purchase 2,092,000 shares of common stock for $1.30 per share which we determined was a reasonable price at that time. He was not able to raise the funds to purchase the stock and we cancelled the subscription agreement. He has now sued us to compel us to issue those shares to him alleging that we breached the agreement. If his lawsuit is successful, we will be required to issue up to an additional 2,092,000 shares of common stock at a price substantially below the current market price which would dilute the interest of our other common stockholders.

ISSUANCE OF OUR AUTHORIZED PREFERRED STOCK COULD DISCOURAGE A CHANGE IN CONTROL, COULD REDUCE THE MARKET PRICE OF OUR COMMON STOCK AND COULD RESULT IN THE HOLDERS OF PREFERRED STOCK BEING GRANTED VOTING RIGHTS THAT ARE SUPERIOR TO THOSE OF THE HOLDERS OF COMMON STOCK

        We have already committed to issue 3,550,000 shares of preferred stock of which 50,000 shares have been issued. All have voting rights on all matters decided by shareholders. The other 50,000 shares have the right to cast the number of votes of common shares that those shares would convert into on all matters on which stockholders may vote. We are authorized to issue an additional 6,450,000 shares of preferred stock without obtaining the consent or approval of our stockholders. The issuance of preferred stock could have the effect of delaying, deferring, or preventing a change in control. We may also grant superior voting rights to the holders of preferred stock. Any issuance of preferred stock could materially and adversely affect the market price of the commons stock and the voting rights of the holders of commons stock. The issuance of preferred stock may also result in the loss of the voting control of holders of common stock to the holders of preferred stock.

WE WILL PAY NO DIVIDENDS TO YOU

        We have not paid, and do not expect to pay, any dividends on common stock in the foreseeable future.

MANY SHARES WILL BECOME ELIGIBLE FOR FUTURE SALE, WHICH MIGHT ADVERSELY AFFECT THE MARKET PRICE FOR THE SHARES

        As of March 28, 2000, there are 18,623,725 shares of our common stock outstanding which cannot be sold on the public market. Of these shares, 3,764,286 shares are held by directors, officers, or stockholders who have beneficial ownership of 10% or more of the outstanding shares, including shares subject to an option held by them. 14,859,439 shares are held by other stockholders. These shares will become eligible for trading at various dates commencing on February 12, 2000. In addition, shares of common stock which may be acquired pursuant to outstanding convertible preferred stock or warrants will be eligible for trading at various dates after they are acquired. We are unable to predict the effect that sales of such shares may have on the then prevailing market price of the common stock. Nonetheless, the possibility exists that the sale of these shares may have a depressive effect on the price of our common stock.

ITEM 2. PROPERTIES.

        We do not own any materially important physical properties. We leases our headquarters under the terms of a commercial lease for office space. The lease term expires in October 2003. We could move our headquarters without any material adverse affect on us. We lease space from Microspace Corporation in Durham, North Carolina, which houses computer equipment owned by us in connection with the uplink to the satellite network. We could replace the Durham NOC without any material adverse effect on us.

ITEM 3. LEGAL PROCEEDINGS.

        The only material legal proceedings involve an action brought in the United States District Court, Central District of California, on July 23, 1999, by a private investor who entered into a subscription agreement in November 1998 to purchase 2,092,000 shares of our common stock for $1.30 per share. He did not raise the funds to honor his subscription and we canceled the subscription agreement. The investor has sued to compel us to issue those shares to him alleging that we breached the agreement. We believe his assertion is without merit and are defending the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        PRICE RANGE OF COMMON STOCK


        Our common stock is traded on the OTC Electronic Bulletin Board under the trading symbol "ASAT" and on the Deutsche Borse AGXetra(TM) (Frankfurt, Germany) under the trading symbol "ES8". The following table sets forth the high and low bid prices for our common stock since the beginning of the fiscal year 1997 on the OTC Bulletin Board only as adjusted for the 1:50 reverse stock split.. The quotations reflect inter-dealer prices, with no retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from National Quotation Bureau, Inc.

1997 FISCAL YEAR                       HIGH BID       LOW BID
----------------                       --------       -------
FIRST QUARTER                            25.00          6.25
SECOND QUARTER                           12.50          1.56
THIRD QUARTER                            12.50          1.56
FOURTH QUARTER                           12.50          1.00

1998 FISCAL YEAR

FIRST QUARTER                             1.00           .05
SECOND QUARTER                             .05           .05
THIRD QUARTER                             5.50           .625
FOURTH QUARTER                           16.00          5.00

1999 FISCAL YEAR

FIRST QUARTER                            22.6875       10.50
SECOND QUARTER                           14.251         7.876
THIRD QUARTER                             9.375         4.375
FOURTH QUARTER                            6.0625        1.1875

2000 FISCAL YEAR

First Quarter through 3-28-00             7.375         3.156

On March 28, 2000, the last reported trade for our common stock was $3.375.

        As of March 28, 2000, there were 701 holders of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.


                                                                          Year Ended December 31,
                                                               1999                1998                1997
                                                            -----------        ------------         ----------
Net sales                                                   $   423,640        $    341,047         $1,201,044
Income (loss) from continuing operations                    $73,199,403        $(93,724,176)        $ (453,798)
Income (loss) from continuing operations
     per share of common stock
     Basic                                                  $      4.02        $      (5.83)        $    (0.04)
     Diluted                                                $      3.43        $      (5.83)        $    (0.04)
Total assets                                                $ 5,156,463        $  3,261,387         $  453,920
Long-term obligations and redeemable preferred stock        $    59,416        $       0.00         $     0.00
Cash dividends declared per share of common stock           $      0.00        $       0.00         $     0.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

        This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-K are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. This following discussion includes forward-looking statements regarding expectations of future profitability of our Company's business. Actual results could differ significantly for a variety of reasons, including the rate of growth of the Internet, the amount that the Company invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of revenues derived from product sales as compared to services, risks of inventory management, and risks of distribution and productivity. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management's expectations, are described in greater detail in the section entitled "Business--Risk Factors," which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations.

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT

RESULTS OF OPERATIONS

1999 AS COMPARED TO 1998

        During fiscal years 1998 and 1999, we experienced difficulties selling our products and collecting our accounts receivable. Our first product offering, the unidirectional GSI(TM) product line, experienced technical difficulties due to its reliance on outbound telephone lines and other Internet service providers for its upstream connection to the Internet. During fiscal 1999, we worked on a solution to this technical problem with the GSI(TM) product line, as well as the development and market launch of service with our bi-directional Nexstream product that utilizes a satellite connection for both upstream and downstream connections to the Internet.

        Revenues totaled $423,640 and $341,047 for the years ended December 31, 1999 and 1998, respectively. The 1999 revenue reflects primarily fourth quarter shipments of our Nexstream product, whereas our first generation satellite products are represented in the 1998 balance.

        For the year ended December 31, 1999 and 1998, cost of sales were $1,432,717 and $685,570, respectively. Cost of sales includes the cost of hardware and software shipped to customers, satellite access time purchased from a third party and inventory write-offs.

        For the year ended December 31, 1999 and 1998, operating expenses were $7,916,819 and $2,613,468, respectively. The increase in operating expenses for fiscal 1999 is due to higher levels of staffing and compensation, increased marketing expenditures, increased research and development expenditures and higher levels of professional fees paid to outside accountants and attorneys.

        Other income in 1999 and 1998 reflects primarily a compensation adjustment recognized under APB 25.


1998 AS COMPARED TO 1997

        In fiscal 1998, revenue decreased by $860,000 or 72%, in comparison to fiscal 1997. This revenue decline is directly attributable to our shift to high-speed satellite Internet products and services and away from the sale of networking and computing product and services. In the first quarter 1998, the company discontinued selling networking and computing products and services. In the fourth quarter 1998, the company discontinued selling its initial satellite Internet products and services altogether, pending the completion of its GSI(TM) products. During 1998, the company engaged in capital raising efforts and the development of its GSI(TM) Internet related products and services along with beta marketing and testing.

LIQUIDITY AND CAPITAL RESOURCES

        Our operations have been financed primarily from the sale of preferred and common stock in 1999 and 1998. At December 31, 1999, the company had cash and cash equivalents on hand of $3,458,561 and working capital of $2,572,374, compared to cash and cash equivalents of $2,567,697 and working capital of $2,366,879 at December 31, 1998.

        Net cash used in operating activities of $6,729,011 and $2,799,628 for the years ended December 31, 1999, and 1998, respectively, was primarily attributable to operating losses as adjusted for compensation expense recognized under APB 25.

        Net cash used in investing activities was $806,917 and $293,800 for the years ended December 31, 1999, and 1998, respectively. These expenditures were primarily for the purchase of fixed assets.

        Net cash provided by financing activities of $8,426,792 and $5,673,132, for the years ended December 31, 1999, and 1998, respectively, resulted primarily from the net proceeds of the sale of preferred and common stock.

        To the extent our revenues increase in the coming twelve months, we anticipate significant increases in operating expenses, working capital and capital expenditures. The cost to purchase additional fixed assets, primarily satellite transmission and receiving equipment and to finance working capital requirements is approximately $20,000,000. We also anticipate the need to construct our own network of Network Operations Centers (NOCs). A NOC is the location of the operations equipment, which receives and transmits data from and to a satellite. The construction of a NOC costs approximately $2,000,000 per location.

In the fourth quarter of 1999, we entered into an agreement with Vantage Capital, Inc. ("VCI") for the purpose of raising capital. Pursuant to that agreement, a total of $2,000,000 of Series A 12% Convertible Preferred Stock has been subscribed to VCI and $5,000,000 of Series C 6% Convertible Preferred Stock has been issued to a third-party investor. Through December 31,1999, we had received a total of $1,000,000 on the Series A subscription and the Series C shares were fully paid. In March 2000, we entered into a private placement agreement with an investor for the sale of $12,000,000 of restricted common stock. In addition to the shares purchased, the agreement calls for the issuance of warrants to purchase 6,000,000 shares of common stock at an exercise price of $3.32 per share, the cancellation of the existing Form SB-2, the filing of Form S-1 with respect to such shares and the redemption of the existing preferred Series A subscription and Series C shares. Proceeds remaining after the redemption of the Series A and C preferred stock will be used to fund working capital and business expansion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              ESAT, INC. AND SUBSIDIARIES

                           CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999, 1998, AND 1997
                      TOGETHER WITH INDEPENDENT AUDITOR'S REPORT

                    [CARPENTER KUHEN & SPRAYBERRY LETTERHEAD]

                             INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders eSat, Inc.
Fountain Valley, California

We have audited the accompanying consolidated balance sheet of eSat, Inc., and subsidiaries, as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of eSat, Inc. as of December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has experienced losses from operations since inception, except for the reversal in 1999 of employee stock option compensation expense that was recognized in 1998 in accordance with APB 25, and substantial doubt exists as to its continuation as a going concern. Continuation is dependent upon the success of future operations. Management's plans in regard to those matters are described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain errors in applying APB 25 resulted in an understatement of previously reported compensation expense for the year ended December 31, 1998 and was discovered during the current year. Accordingly, the 1998 financial statements have been restated and an adjustment has been made to compensation expense and retained earnings to correct the error.


CARPENTER KUHEN & SPRAYBERRY


Oxnard, California
March 29, 2000

                      [LICHTER AND ASSOCIATES LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
eSat, Inc. (Formerly Technology Guardian, Inc.)
Fountain Valley, California

Members of the Board:

We have audited the accompanying balance of eSat, Inc. (Formerly Technology Guardian, Inc.) ("the Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eSat, Inc. (Formerly Technology Guardian, Inc.) as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the period ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

As discussed in Note Q to the financial statements, the Company has suffered recurring losses, a decline in revenue and cash shortages. These issues raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note Q. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As discussed in Note P to the financial statements, the Company's 1998 Additional Paid in Capital previously reported as $8,614,398 should have been $8,051,234. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

Also, certain errors in applying APB 25 resulted in an understatement of previously reported compensation expense for the year ended December 31, 1998 and was discovered during the current year. Accordingly, the 1998 financial statements have been restated and an adjustment has been made to compensation expense and retained earnings to cover the error.

                                           /s/ LICHTER AND ASSOCIATES
                                           --------------------------

February 23, 1999, except for Note P, as to which the date is June 14, 1999, Notes J, K and Q as to which the date is October 22, 1999 and above correction as to which the date is March 29, 2000
Los Angeles, California

                           ESAT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                             RESTATED
                                              1999            1998
                                           ----------       ----------
CURRENT ASSETS:
    Cash and cash equivalents              $3,458,561       $2,567,697
    Accounts receivable, net                   18,669           48,964
    Inventory                                 135,189          289,260
    Deposits                                  420,747               --
    Other current assets                       23,066               --
                                           ----------       ----------
                Total current assets        4,056,232        2,905,921
                                           ----------       ----------
PROPERTY AND EQUIPMENT, NET                   749,744          293,251
                                           ----------       ----------

OTHER ASSETS:
    Note receivable                           250,000           15,000
    Other assets                              100,493           47,215
                                           ----------       ----------
                                              350,493           62,215
                                           ----------       ----------
                                           $5,156,469       $3,261,387
                                           ==========       ==========



    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                          RESTATED
                                                                                       1999                 1998
                                                                                    ------------        ------------
CURRENT LIABILITIES:
    Accounts payable                                                                $    791,467        $    235,866
    Accrued expenses                                                                     161,713             179,692
    Unearned revenue                                                                      78,161             117,070
    Current portion of obligations under capital lease                                    28,401                  --
    Other current liabilities                                                                 --               6,414
    Commission payable                                                                   160,000                  --
    Note payable related party                                                            90,250                  --
    Severance pay payable                                                                 90,000                  --
    Settlement payable                                                                    83,866                  --
                                                                                    ------------        ------------
                Total current liabilities                                              1,483,858             539,042
                                                                                    ------------        ------------
OBLIGATIONS UNDER CAPITAL LEASE                                                           59,416                  --
                                                                                    ------------        ------------
COMMITMENTS AND CONTINGENCIES                                                                 --                  --
                                                                                    ------------        ------------

STOCKHOLDERS' EQUITY:
    Preferred stock - Series C - cumulative, fully participating convertible,
      $0.01 par value Authorized-50,000 shares Issued and outstanding - 50,000
      shares (Aggregate liquidation preference $4,999,500 in 1999)                           500                  --

    Preferred stock - Series A, cumulative, fully participating, convertible,
      $0.01 par value Authorized - 2,000,000 shares Issued and outstanding -
      1,000,000 shares (Aggregate liquidation preference $1,990,000 in 1999)              10,000                  --
    Common stock - $0.001 par value Authorized-50,000,000
      shares Issued and outstanding - 18,345,214 shares                                   18,345              16,086
    Additional paid-in capital                                                        25,764,947          96,805,249
    Retained deficit                                                                 (20,899,587)        (94,098,990)
                                                                                    ------------        ------------
                                                                                       4,894,205           2,722,345
    Less:  Subscriptions receivable                                                   (1,558,510)                 --
    Minority interest in equity of subsidiary                                            277,500                  --
                                                                                    ------------        ------------
                Total stockholders' equity                                             3,613,195           2,722,345
                                                                                    ------------        ------------
                                                                                    $  5,156,469        $  3,261,387
                                                                                    ============        ============


    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                      RESTATED
                                                                    1999                1998                1997
                                                                ------------        ------------        ------------
SALES                                                           $    423,640        $    341,047        $  1,201,044

COST OF SALES                                                      1,432,717             685,570             345,491
                                                                ------------        ------------        ------------

                Gross margin                                      (1,009,077)           (344,523)            855,553

GENERAL AND ADMINISTRATIVE EXPENSES                                7,916,819           2,613,468           1,289,406
                                                                ------------        ------------        ------------

                Loss from operations                              (8,925,896)         (2,957,991)           (433,853)
                                                                ------------        ------------        ------------
OTHER INCOME (EXPENSE)
    Compensation adjustment recognized under APB 25               81,945,112         (90,754,014)                 --
    Other income                                                     149,684                  --                  --
    Interest income                                                   57,158                  --                  --
    Gain on sale of assets                                               675                  --                  --
    Interest expense                                                 (25,730)            (11,371)            (19,145)
                                                                ------------        ------------        ------------

                                                                  82,126,899         (90,765,385)            (19,145)
                                                                ------------        ------------        ------------
                Income (loss) before income taxes and
                  extraordinary income                            73,201,003         (93,723,376)           (452,998)

PROVISION FOR INCOME TAXES                                             1,600                 800                 800
                                                                ------------        ------------        ------------

                Income (loss) before extraordinary income         73,199,403         (93,724,176)           (453,798)

EXTRAORDINARY INCOME                                                      --             242,990                  --
                                                                ------------        ------------        ------------

                Net income (loss)                               $ 73,199,403        $(93,481,186)       $   (453,798)
                                                                ============        ============        ============

EARNINGS PER COMMON SHARE:
    Income (loss) before extraordinary income                   $       4.02        $      (5.83)       $      (0.04)
                                                                ============        ============        ============

    Net income                                                  $       4.02        $      (5.81)       $      (0.04)
                                                                ============        ============        ============

EARNINGS PER COMMON SHARE--ASSUMING DILUTION:
    Income (loss) before extraordinary income                   $       3.43        $      (5.83)       $      (0.04)
                                                                ============        ============        ============

    Net income                                                  $       3.43        $      (5.81)       $      (0.04)
                                                                ============        ============        ============


    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999, AND 1998


                                                     Preferred Series A             Preferred Series C
                                                 -------------------------       -------------------------
                                                  Shares          Amount          Shares           Amount
                                                 ---------       ---------       ---------       ---------
Balance, December 31, 1997                              --       $      --              --       $      --

Net loss                                                --              --              --              --

Common stock issued in reverse acquisition              --              --              --              --

Sale of common stock                                    --              --              --              --

Compensation adjustment recognized under                --              --              --              --
APB 25
                                                 ---------       ---------       ---------       ---------

Balance, December 31, 1998, as restated                 --              --              --              --

Net income                                              --              --              --              --

Compensation adjustment recognized under                --              --              --              --
APB 25

Sale of common stock                                    --              --              --              --

Issuance of common stock for services                   --              --              --              --

Sale of preferred stock series A                 1,000,000          10,000              --              --

Sale of preferred stock series C                        --              --          50,000             500

Minority interest in equity of subsidiary               --              --              --              --

Cancellation of common stock in settlement              --              --              --              --
                                                 ---------       ---------       ---------       ---------

Balance, December 31, 1999                       1,000,000       $  10,000          50,000       $     500
                                                 =========       =========       =========       =========



    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999, AND 1998



                                                           Common Stock                   Additional
                                                 --------------------------------          Paid-In
                                                    Shares              Amount             Capital
                                                 ------------        ------------        ------------
Balance, December 31, 1997                         11,407,507        $     11,408        $    278,643

Net loss                                                   --                  --                  --

Common stock issued in reverse acquisition          1,050,400               1,050             103,089

Sale of common stock                                3,628,029               3,628           5,669,503

Compensation adjustment recognized under                   --                  --          90,754,014
APB 25
                                                 ------------        ------------        ------------

Balance, December 31, 1998, as restated            16,085,936              16,086          96,805,249

Net income                                                 --                  --                  --

Compensation adjustment recognized under                   --                  --         (81,945,112)
APB 25

Sale of common stock                                3,848,577               3,848           3,278,365

Issuance of common stock for services                 178,470                 179           1,161,945

Sale of preferred stock series A                           --                  --           1,990,000

Sale of preferred stock series C                           --                  --           4,474,500

Minority interest in equity of subsidiary                  --                  --                  --

Cancellation of common stock in settlement         (1,767,769)             (1,768)                 --
                                                 ------------        ------------        ------------

Balance, December 31, 1999                         18,345,214        $     18,345        $ 25,764,947
                                                 ============        ============        ============



    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999, AND 1998


                                                                                          Minority
                                                   Retained          Subscription        Interest in
                                                    Deficit           Receivable          Subsidiary
                                                 ------------        ------------        ------------
Balance, December 31, 1997                       $   (617,804)       $         --        $         --

Net loss                                          (93,481,186)                 --                  --

Common stock issued in reverse acquisition                 --                  --                  --

Sale of common stock                                       --                  --                  --

Compensation adjustment recognized under                   --                  --                  --
APB 25
                                                 ------------        ------------        ------------

Balance, December 31, 1998, as restated           (94,098,990)                 --                  --

Net income                                         73,199,403                  --                  --

Compensation adjustment recognized under                   --                  --                  --
APB 25

Sale of common stock                                       --            (558,510)                 --

Issuance of common stock for services                      --                  --                  --

Sale of preferred stock series A                           --          (1,000,000)                 --

Sale of preferred stock series C                           --                  --                  --

Minority interest in equity of subsidiary                  --                  --             277,500

Cancellation of common stock in settlement                 --                  --                  --
                                                 ------------        ------------        ------------

Balance, December 31, 1999                       $(20,899,587)       $ (1,558,510)       $    277,500
                                                 ============        ============        ============



    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999, AND 1998


                                                         Total
                                                      Stockholders'
                                                         Equity
                                                      ------------
Balance, December 31, 1997                            $   (327,753)

Net loss                                               (93,481,186)

Common stock issued in reverse acquisition                 104,139

Sale of common stock                                     5,673,131

Compensation adjustment recognized under APB 25         90,754,014
                                                      ------------

Balance, December 31, 1998, as restated                  2,722,345

Net income                                              73,199,403

Compensation adjustment recognized under APB 25        (81,945,112)

Sale of common stock                                     2,723,703

Issuance of common stock for services                    1,162,124

Sale of preferred stock series A                         1,000,000

Sale of preferred stock series C                         4,475,000

Minority interest in equity of subsidiary                  277,500

Cancellation of common stock in settlement                  (1,768)
                                                      ------------

Balance, December 31, 1999                            $  3,613,195
                                                      ============



    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                      RESTATED
                                                                     1999               1998                 1997
                                                                 ------------        ------------        ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
 Net income                                                      $ 73,199,403        $(93,481,186)       $   (453,798)
 Adjustments to reconcile net loss to net cash used
  in operating activities-
      Noncash items included in net income:
       Depreciation and amortization                                  251,199              24,659              12,546
       Gain on sale of assets                                            (675)                 --                  --
       Compensation - stock issued for services                     1,162,477                  --                  --
       Compensation adjustment recognized under APB 25            (81,945,112)         90,754,013                  --
       Net change in operating assets and liabilities                 603,697             (97,114)            203,535
                                                                 ------------        ------------        ------------

                 Net cash used in operating activities             (6,729,011)         (2,799,628)           (237,717)
                                                                 ------------        ------------        ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
      Payments for purchase of fixed assets                          (585,497)           (293,980)             (6,539)
      Proceeds from sale of fixed assets                               13,580                  --                  --
      Increase in notes receivable                                   (235,000)                 --                  --
      Purchase of stock                                                    --                  --             (12,000)
                                                                 ------------        ------------        ------------

                 Net cash used in investing activities               (806,917)           (293,980)            (18,539)
                                                                 ------------        ------------        ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
      Decrease in notes payable                                       (47,283)                 --                  --
      Proceeds from issuance of preferred stock                     5,475,000                  --                  --
      Proceeds from issuance of common stock                        2,999,075           5,673,132             253,363
                                                                 ------------        ------------        ------------

                 Net cash provided by financing activities          8,426,792           5,673,132             253,363
                                                                 ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  890,864           2,579,524              (2,893)

CASH AND CASH EQUIVALENTS,  BEGINNING OF YEAR                       2,567,697             (11,827)             (8,934)
                                                                 ------------        ------------        ------------

CASH AND CASH EQUIVALENTS,  END OF YEAR                          $  3,458,561        $  2,567,697        $    (11,827)
                                                                 ============        ============        ============



    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies of eSat, Inc., is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles.

        eSat, Inc. ("the Company"), was originally incorporated under the laws of the State of California on February 22, 1996 as Technology Guardian, Inc. On October 8, 1998, the Company merged with U.S. Connect 1995, Inc., and on January 26, 1999, changed its name to eSat, Inc.

        a) Nature of Operations

           The Company's primary line of business is providing high-speed satellite Internet access services and products to businesses, educational institutions, and government agencies, both domestically and internationally. The Company's satellite network enables it to provide high-speed data delivery services without geographical constraints. The Company is also developing a personal interactive desktop organizer, which includes a variety of personal productivity programs.

        b) Revenue Recognition

           The Company reports on the accrual basis for both financial statement and income tax purposes. Revenue from product sales is recognized as products are shipped. Revenue from services is recognized as the service is provided using the straight-line method over the life of the contract. A related liability is recorded for the unearned portion of service revenue received.

        c) Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        d) Cash and Cash Equivalents

           The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

        (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        e) Concentration of Credit Risk

           The Company maintains its cash balances in various financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At various times throughout the year ended December 31, 1999, the Company has maintained balances in excess of federally insured limits. The Company's uninsured balances totaled $3,260,611 and $185,239 at December 31, 1999 and 1998,
           respectively.

           The Company purchases transponder time from one supplier.

        f) Accounts Receivable

           The allowance for doubtful accounts is established through a provision for bad debt charged to expense. Receivables are charged off against the allowance when management believes that the collectibility of the account is unlikely. Recoveries of amounts previously charged off are credited to revenues. At December 31, 1999 and 1998, the allowance for doubtful accounts was $26,804 and $0, respectively.

        g) Inventory

           Inventory consists of satellite dishes and related equipment and is stated at the lower of cost or market. Cost is determined using the weighted average method.

        h) Property, Equipment and Depreciation

           Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives:


                                                                ESTIMATED
           ASSET CLASSIFICATION                                USEFUL LIFE
           --------------------                                -----------
           Machinery and Equipment                               3 Years
           Furniture                                             5 Years
           Leasehold improvements                                3 Years
           Office equipment                                      3 Years


           Expenditures for maintenance and repairs are charged to expense as incurred.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        h) Property, Equipment and Depreciation (Continued)

           Property and equipment consist of:

                                                                                   RESTATED
                                                                    1999             1998
                                                                 ---------        ---------
                  Machinery and equipment                        $ 434,131        $ 106,281
                  Office equipment                                 304,942           86,419
                  Furniture                                        113,269           99,173
                  Leasehold improvement                             45,720           24,018
                  Automobiles                                           --           19,325
                                                                 ---------        ---------
                                                                   898,062          335,216

                  Less - Accumulated depreciation                 (246,472)         (41,965)
                                                                 ---------        ---------
                                                                   651,590          293,251

                  Leased property under capital lease, net          98,154               --
                                                                 ---------        ---------
                                                                 $ 749,744        $ 293,251
                                                                 =========        =========

        i) Principles of Consolidation

           The consolidated financial statements include the accounts of eSat, Inc., and its wholly owned subsidiaries. Significant inter-company transactions and amounts have been eliminated in consolidation.

        j) Research and Development

           Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the year ended December 31, 1999 were $500,134. For the years ended December 31, 1998 and 1997 there were no expenditures for research and development.

           The Company accounts for the creation of its computer software products in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Accordingly, where technological feasibility has been established but the software product has not yet been made available for general release to customers, production costs incurred have been capitalized in the financial statement. The unamortized portion of the capitalized costs at December 31, 1999 was $96,451.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        k) Income Taxes

           The Company files a consolidated federal income tax return. The subsidiaries pay to or receive from eSat, Inc., the parent company, the amount of federal income taxes they would have paid or received had the subsidiaries filed separate federal income tax returns.

           Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has a deferred tax asset due to net operating loss carryforwards for income tax purposes and the non-tax deductible recognition of compensation expense for financial statement purposes. The deferred tax asset is $2,754,236 and $808,290 at December 31, 1999 and 1998, respectively; however, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. At December 31, 1999 and 1998, the Company's available federal net operating loss carry forwards totaled $12,233,782 and $3,589,974, respectively, and California net operating loss carry forwards totaled $12,232,752 and $3,590,544, respectively. The loss carry forwards will expire at various dates through the year 2019.

        l) Stock-Based Compensation

           The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. Under APB 25, compensation cost is recognized on fixed plans over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. For variable plans, APB 25 requires recognition of compensation cost over the vesting period based on the difference, if any, on the period-end date between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Forfeitures of variable plan options result in a reversal of previously recognized compensation cost.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        l) Stock-Based Compensation (Continued)

           Due to the large number of variable plan options granted by the Company in 1998 and the significant difference between the exercise price of those options and the fair value of the Company's stock at December 31, 1998, the Company recognized a substantial amount of non-cash compensation cost in 1998. Subsequently, a large number of forfeitures and the re-pricing to market of those options in 1999 caused a considerable reversal of the previously recognized non-cash compensation cost. The resulting net income for the year ended December 31, 1999, should not be construed as profitable operations during that year (See Note 2 for Going Concern disclosure).

        m) Net Earnings or Loss Per Share

           The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the year ended December 31, 1999:

Income available to common stockholders before adjustments       $ 73,199,403
Adjustments                                                                --
                                                                 ------------

Income available to common stockholders used in basic EPS        $ 73,199,403
                                                                 ============

Weighted average number of common shares used in
   basic EPS                                                       18,206,553
Effect of dilutive securities:
       Common stock dividend on preferred stock Series A                 (479)
       Stock options                                                1,762,798
       Warrants                                                     1,270,949
       Convertible preferred stock Series A                            97,691
       Convertible preferred stock Series C                            11,022
                                                                 ------------

Weighted average number of common shares and dilutive
  potential common stock used in dilutive EPS                      21,348,534
                                                                 ============

           The following transactions occurred after December 31, 1999, which, had they taken place during 1999, would have changed the number of shares used in the computations of earnings per share: (1) options to purchase 680,000 common shares were issued to employees; (2) warrants to purchase 2 million common shares were awarded to non-employees; and (3) a third party investor agreed to purchase 6 million common shares and warrants to purchase an additional 6 million shares on March 16, 2000 (See Note 11).

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        m) Net Earnings or Loss Per Share (Continued)

           Basic net loss per share is based on the weighted average number of common shares outstanding of 16,085,936 and 11,407,507 for 1998 and 1997, respectively. The basic and diluted earnings per share calculations are the same for 1998 and 1997 because potential dilutive securities would have had an antidilutive effect for all periods presented. Securities that were not included in the 1998 and 1997 earnings per share calculation because they were antidilutive consist of the convertible preferred stock, warrants and stock options.

        n) Advertising

           The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 1999, 1998, and 1997 were $479,387, $175,647, and $125,934, respectively.

(2)     GOING CONCERN

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has sustained substantial operating losses in recent years. In view of this matter, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

        Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. In March 2000, the Company entered into a private placement agreement for the sale of $12,000,000 of common stock. The Company feels that this and subsequent financing arrangements coupled with product and services market introductions will provide sufficient cash to meet its operating and business expansion requirements in 2000.

(3)     NOTE RECEIVABLE - EMPLOYEE

        Note receivable - employee at December 31, 1999 consists of a note receivable from an employee dated June 9, 2000, due in monthly payments of $1,580, including interest at 6.5%, secured by personal property of the employee, matures June 9, 2030.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(4)    LEASED PROPERTY UNDER CAPITAL LEASE

        The Company leases office equipment under capital leases. The economic substance of these lease agreements is that the Company is financing the acquisition of the leased assets through the leases and, accordingly, they are recorded in the Company's assets and liabilities. The following is an analysis of the leased property under capital lease:

                                                                         RESTATED
                                                       1999               1998
                                                     ---------        -------------
Office equipment                                     $ 137,081        $          --
Less accumulated depreciation                          (38,927)                  --
                                                     ---------        -------------

                                                     $  98,154        $          --
                                                     =========        =============

Net minimum lease payments                           $ 104,653        $          --
Less - amount representing interest                    (16,836)                  --
                                                     ---------        -------------


Present value of net minimum lease payments          $  87,817        $          --
                                                     =========        =============

        The following is a schedule by years of future minimum lease payments required under the leases:

Years ending December 31, 2000       $28,401
                          2001        32,183
                          2002        18,674
                          2003         8,559
                                     -------

                                     $87,817
                                     =======

(5)     COMMITMENTS AND CONTINGENCIES

        a) Non-Cancelable Operating Lease

           The Company leases its office facilities under a non-cancelable operating lease. The lease has a five-year term, which expires September 30, 2003. At December 31, 1999, base rent under the lease was $7,332 per month. The lease requires the Company to provide for common area maintenance expenditures. Base rent and CAM charges are subject to escalation every year. The Company has the option to renew the lease for an additional period of five years. Rent expense under the lease for the years ended December 31, 1999, 1998, and 1997 were $86,013, $45,500, and $25,900, respectively.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(5)     COMMITMENTS AND CONTINGENCIES (Continued)

        a) Non-Cancelable Operating Lease (Continued)

           The following is a schedule by years of future minimum lease payments required under the lease:

Years ending December 31, 2000       $ 88,968
                          2001         92,577
                          2002         95,532
                          2003         73,863
                                     --------

                                     $350,940
                                     ========

        b) Pending and Threatened Litigation

           On July 23,1999 a case was filed in which the plaintiff alleges the Company breached a Subscription Agreement to sell him 2,092,500 shares of Company stock. Plaintiff requested that the case be dismissed without prejudice, but the Company demanded that the case be dismissed with prejudice without any compensation to Plaintiff. This case has been scheduled for trial and the Company believes it will prevail.

           On December 11,1999 a case was filed against the Company and an Officer by a Plaintiff who had been terminated for poor work performance. In the original action the Plaintiff named eight causes of action for unspecified amounts. The Plaintiff subsequently filed an amended complaint reducing the causes of action to five and naming the Company only. The Company has denied all allegations.

           The Company has received a claim from two individuals that allege that the Company and a former Officer defrauded them when they purchased Company Stock. They have demanded $160,000 to resolve all claims. Although a lawsuit has been threatened, one has not been filed. The Company will deny all allegations.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(5)     COMMITMENTS AND CONTINGENCIES (Continued)

        c) Employment Agreements

           The Company has entered into agreements with certain of its officers. The agreements provide for a minimum annual salary and options to purchase stock of the Company.

        d) Purchase Obligations

           In order to assure its supply of satellite transmission time when needed, the Company has entered into Transponder Lease Agreements with suppliers with available transponder capacity. The agreements expire at various dates through November, 2002. The Company may terminate the agreements only if there is a period of interruption of service greater than 14 days or in the event the satellite the agreement pertains to is taken out of service. The Company is required to make minimum monthly payments as follows, whether or not it makes use of the time under the agreements:

Years ending December 31, 2000       $  753,960
                          2001          753,960
                          2002           72,000
                                     ----------

                                     $1,579,920
                                     ==========

           In addition, at the Company's option, for additional monthly fees, the Company may upgrade service if additional capacity is needed. The Company is responsible for the payment of all taxes, duties, user fees, and privilege or excise taxes pertaining to the use of the suppliers' equipment. Fees paid under these agreements totaled $601,960, $37,230, and $0 for the years ended December 31, 1999, 1998, and 1997, respectively.

(6)     NOTE PAYABLE - RELATED PARTY

                                                                                              RESTATED
                                                                               1999             1998
                                                                               ----             ----
Note payable - Vantage Capital, Inc., due on demand, with interest at the Applicable Federal Rates, unsecured. Michael Palmer, CEO of eSat,
 Inc., is the 100% shareholder of Vantage Capital, Inc. AFR at December
 31, 1999 was 5.59%                                                           $90,250       $         --
                                                                              =======       ============

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(7)     STOCK PURCHASE AGREEMENT

        During the one year period beginning December 29, 1999, the purchasers of the outstanding Class C Preferred Stock committed to purchase up to $20,000,000 of Common Stock at a price equal to 90% of the average of the five lowest closing bid prices for the 10 days prior to each notice of sale. The agreement requires sales in certain minimum amounts and requires warrants of 15% with an exercise price of 125% of the purchase price. The Company must register the shares delivered under this agreement and the registration must be effective. As of the report date the shares were not registered.

(8)     STOCKHOLDERS' EQUITY

        a) Common Stock and Warrants

           At December 31, 1999, the Company has 50 million shares authorized and 18,345,214 issued and outstanding. In addition, the Company had outstanding at December 31, 1999, 5,039,163 warrants convertible into common shares at various prices ranging from $0.72 to $14.70, with expiration dates through December, 2004.

           A summary of the warrants outstanding at December 31, 1999 is as follows:

                                                     WEIGHTED AVERAGE
               EXERCISE                                  REMAINING          WEIGHTED AVERAGE
         EXERCISE PRICE RANGE             NUMBER      CONTRACTUAL LIFE       EXERCISE PRICE
         --------------------             ------      ----------------       --------------
             $0.72 - $1.37                225,000        50 months              $0.86
             $2.40 - $3.14              3,009,286        49 months              $2.94
             $4.25 - $6.25              1,038,877        58 months              $5.02
                 $8.50                    400,000        58 months              $8.50
            $14.00 - $14.70               366,000        45 months              $14.13

        b) Common Stock Reserved


           At December 31, 1999, common stock was reserved for the following reasons:

Exercise of common stock warrants               5,039,163
Conversion of preferred stock                     847,037
Common stock dividends on preferred stock           5,129
Exercise of employee stock options              2,704,873
                                                ---------

                                                8,596,202
                                                =========

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(8)     STOCKHOLDERS' EQUITY (Continued)

        c) Preferred Stock

           Preferred stock consists of the following:

           Series A - $.01 par value, 2 million shares authorized, 1 million shares issued and outstanding, pays dividends quarterly in the form of common stock at an annual rate of 12%, cumulative and fully participating, convertible to common stock at a rate of one share of preferred stock for $2 of common stock, rounded to the nearest whole common share. The Company is required to maintain a reserve of common stock sufficient to effect conversion. Holders of Series A Preferred Stock are entitled to one vote per share. In addition, the Company must obtain the consent of the holders of not less than 50% of the shares of outstanding Series A preferred stock on matters involving declaration and payment of dividends on common stock, sale or issuance of capital stock of the Company or options to acquire capital stock of the Company other than Series A Preferred Stock, or changes in the general character of the Company's business. All outstanding shares of Series A preferred stock are held by Vantage Capital, Inc., a related party.

           Series C - $.001 par value, 50,000 shares authorized, issued and outstanding, pays dividends quarterly in the form of cash or common stock at an annual rate of 6 percent, cumulative and fully participating, redeemable and convertible to common stock. The number of common shares to be issued upon conversion is determined by multiplying the number of preferred shares to be converted by a fraction. The numerator of the fraction is the purchase price of the preferred shares. The denominator of the fraction is the conversion price, calculated as the lesser of 125 percent of the closing bid price of the common stock on the trading day immediately preceding the issue date, or 85 percent of the five day average quoted price for the five trading days immediately preceding the conversion notice date.

        d) Stock Option Agreements

           The Company has granted fixed employee stock-based compensation options and variable employee stock-based compensation options. The variable option agreements provide for exercise of options into a number of shares of Common Stock, which is dependent on the market value of the stock at the date of exercise. The fixed and variable option agreements typically have a maximum term of 5 years and are typically fully vested at the date of grant.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(8)     STOCKHOLDERS' EQUITY (Continued)

        d) Stock Option Agreements (Continued)

           The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:


                                                     FIXED                VARIABLE
                                                    OPTIONS               OPTIONS
                                                  -------------        --------------
Dividend yield                                      0.00  %                0.00 %
Risk-free interest rate                             6.55  %                6.55 %
Expected life                                       2.50  years            2.50 years
Expected volatility                                62.32  %               62.32 %


           Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share for the year ended December 31, 1999 would have been reduced as follows:

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(8)     STOCKHOLDERS' EQUITY (Continued)

Net income:
       As reported                $   73,199,403
                                  ==============

       Pro forma                  $  (11,953,659)
                                  ==============

Basic earnings per share:
       As reported                $         4.02
                                  ==============

       Pro forma                  $        (0.66)
                                  ==============

Diluted earnings per share:
       As reported                $         3.43
                                  ==============

       Pro forma                  $        (0.56)
                                  ==============

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(8)     STOCKHOLDERS' EQUITY (Continued)

        d) Stock Option Agreements (Continued)

           The following is a schedule of the weighted average exercise price and weighted average fair value in accordance with SFAS 123:

                                         WEIGHTED          WEIGHTED
                                         AVERAGE           AVERAGE
                                      EXERCISE PRICE      FAIR VALUE
                                      --------------      ----------
Exercise price:
       Equals market price               $   10.25         $   0.60
       Exceeds market price              $    3.26         $   1.25
       Less than market price            $    6.23         $   1.03

           The Company applies APB Opinion 25 in accounting for its fixed and variable stock compensation plans. Compensation cost charged to operations in 1999 was $2,522,340 and $(84,467,452) for the fixed and variable plans, respectively. Compensation cost charged to operations in 1998 was $0 and $90,754,014 for the fixed and variable plans, respectively.

           Following is a summary of the status of the variable plan during 1999:

                                                     NUMBER OF          WEIGHTED AVG.
                                                      SHARES           EXERCISE PRICE
                                                      ------           --------------
Outstanding at January 1, 1999                       6,752,236             $1.98

Granted                                                     --                --
Exercised                                             (598,941)             0.95
Forfeited                                           (4,564,422)             1.92
                                                    ----------

Outstanding at December 31, 1999                     1,588,873              2.56
                                                    ==========

Options exercisable at December 31, 1999             1,588,873              2.56
                                                    ==========

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(8)     STOCKHOLDERS' EQUITY (Continued)

        d) Stock Option Plan (Continued)

           Following is a summary of the status of the variable plan during 1998:

                                                    NUMBER OF      WEIGHTED AVG.
                                                     SHARES       EXERCISE PRICE
                                                     ------       --------------
Outstanding at January 1, 1998                             --    $          --

Granted                                             6,752,236             1.98
Exercised                                                  --               --
Forfeited                                                  --               --
                                                    ---------

Outstanding at December 31, 1998                    6,752,236             1.98
                                                    =========

Options exercisable at December 31, 1999            6,752,236             1.98
                                                    =========

           Following is a summary of the status of the fixed plan during 1999:


                                                    NUMBER OF        WEIGHTED AVG.
                                                     SHARES         EXERCISE PRICE
                                                     ------         --------------
Outstanding at January 1, 1999                             --           $   --

Granted                                             1,366,000             7.32
Exercised                                                  --               --
Forfeited                                                  --               --
                                                    ---------

Outstanding at December 31, 1999                    1,366,000             7.32
                                                    =========

Options exercisable at December 31, 1999            1,116,000             8.15
                                                    =========

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(8)     STOCKHOLDERS' EQUITY (Continued)

        d) Stock Option Plan (Continued)

           Following is a summary of the status of variable options outstanding at December 31, 1999:

                                            WEIGHTED AVERAGE
                                                REMAINING          WEIGHTED AVERAGE
EXERCISE PRICE RANGE             NUMBER     CONTRACTUAL LIFE       EXERCISE PRICE
--------------------             ------     ----------------       --------------
        $0.72                    580,873        45 months              $0.72
        $3.00                    908,000        45 months              $3.00
        $9.25                    100,000        48 months              $9.25


           Following is a summary of the status of fixed options outstanding at December 31, 1999:


                                            WEIGHTED AVERAGE
                                               REMAINING          WEIGHTED AVERAGE
EXERCISE PRICE RANGE              NUMBER    CONTRACTUAL LIFE       EXERCISE PRICE
--------------------              ------    ----------------       --------------
    $3.00 - $3.50                335,000        60 months              $3.45
        $4.00                    460,000        55 months              $4.00
        $5.50                     60,000        58 months              $5.50
       $10.25                     11,000        54 months              $10.25
       $13.13                    500,000        53 months              $13.13


        e) Common Stock Issuance Settlement

           During the years ended December 31, 1998 and 1999, Corporate Financial Enterprises (CFE) was engaged to complete a private placement of approximately 2 million shares. This private placement was to yield proceeds of $1.5 million to the Company. A former officer of the Company authorized the issuance of over 3.3 million shares under this agreement. The Company received $1.5 million, but received no consideration for the excess shares issued.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(8)     STOCKHOLDERS' EQUITY (Continued)

        e) Common Stock Issuance Settlement (Continued)

           In settlement of the discrepancy, the Company entered into a Stock Reconciliation Settlement Agreement with CFE effective December 31, 1999. Under the terms of the agreement the Company received $558,310 in cash as settlement for the unpaid stock, net of unpaid fees owed CFE. The CFE agreement for future fees will be canceled. Also, the Company will keep a $1 million deposit made by CFE in anticipation of purchasing certain preferred shares. CFE waives all rights to receive any preferred shares. Additionally, approximately 1.8 million shares owned by the former officer were forfeited and canceled under a resignation agreement.

(9)     BUSINESS COMBINATION

        In October, 1998, the Company completed a reverse acquisition with U.S. Connect 1995, Inc. A total of 11,407,507 common shares were exchanged in a 1:1 ratio. The transaction was a merger of a private operating company into a non-operating public shell corporation with nominal assets.

(10)    RELATED PARTY TRANSACTIONS

        On September 17, 1999, the Company entered into a consulting agreement (the "Agreement") with Vantage Capital, Inc., which is wholly owned by Michael Palmer, Chief Executive Officer of eSat, Inc. The Agreement states that the duties of the consultant include: (1) identifying, analyzing, structuring, negotiating and financing business sales and/or acquisitions, including without limitation, merger agreements, stock purchase agreements, and any agreements relating to financing and/or the placement of debt or equity securities of the Company; (2) assist the Company in its corporate strategies; and (3) assist the Company in the implementation of its business plan, in each case as requested by the Company. The Agreement provides for compensation in the form of a monthly retainer of $5,000 in cash or stock, the issuance of 1.2 million in warrants exercisable at prices ranging from $4.25 to $8.50, a fee of 10% of the total aggregate consideration paid for any acquisition or sale by the Company of any business, corporation, or division, a fee equal to 10% of any private or public placement of debt or equity securities of the Company, and a share in any fees or commissions payable by third parties on any transaction contemplated by the Agreement. In accordance with this agreement, a $160,000 liability was accrued at December 31, 1999.

        During the year ended December 31, 1999, the Company paid $575,526 to Parks, Palmer, Turner and Yemenidjian, LLP, a public accounting firm in which Michael Palmer, the Company's current CEO, was previously the managing partner. The payments were compensation for the services of Michael Palmer and associates of the firm.

                          eSAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1999, 1998 and 1997


(11)    STATEMENTS OF CASH FLOWS

        The net changes in operating assets and liabilities shown on the statements of cash flows consist of the following:

                                                                RESTATED
                                           1999                  1998                  1997
                                         ---------             ---------             ---------
(Increase) Decrease:
   Accounts receivable, net              $  30,295             $ 208,022             $(241,405)
   Inventory                               154,071               (92,820)             (139,651)
   Other current assets                   (443,813)                   --                    --
   Other assets                            (53,272)              (37,688)               52,500
Increase (Decrease):
   Accounts payable                        385,639              (105,906)              127,989
   Accrued expenses                        (17,979)              (32,345)              138,146
   Unearned revenue                        (38,909)              117,070                    --
   Other liabilities                       587,665              (153,447)              265,956
                                         ---------             ---------             ---------

                                         $ 603,697             $ (97,114)            $ 203,535
                                         =========             =========             =========

Operating activities reflect:

   Interest paid                         $  25,730             $  11,371             $  19,145
                                         =========             =========             =========

   Income taxes paid                     $     800             $     800             $     800
                                         =========             =========             =========

        Non-cash financing transactions consisted of subscription receivables for stock issuance in the amount of $1,558,510, $0, and $0, and financing of capitalized leases of $135,100, $0, and $0 at December 31, 1999, 1998, and 1997 respectively.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(12)    SUBSEQUENT EVENTS

        January 1, 2000, I-xposure, a subsidiary of eSat, Inc., acquired the assets of Blackhawk Graphics in exchange for 200,000 I-xposure shares. The assets consisted primarily of intellectual property rights and will be accounted for as a purchase by the subsidiary resulting in approximately $400,000 of goodwill which will be amortized over seven years. In addition, the owner of Blackhawk was hired under an employment agreement that provides for the issuance of 350,000 I-xposure stock options after certain milestones are met.

        On March 16, 2000, the Company entered into an agreement with a third party investor to sell 6 million shares of common stock and 6 million warrants convertible into common stock within 3 years at $3.3125 per share for a total consideration of $12 million. The proceeds will be used to retire preferred stock and for acquisitions and general corporate purposes.

        On March 29, 2000, the Company notified the holder of Preferred Stock Series C of the intent to redeem all 50,000 outstanding shares for $5,311,824 plus accrued dividends of $60,822.

        The Company has signed a letter of intent to acquire InterWireless, Inc., a wireless Internet service provider, and PacificNet Technologies, Inc., an Internet service provider.

(13)    PRIOR PERIOD ADJUSTMENT

        The accompanying financial statements for 1998 have been restated to correct an error in the application of APB 25, Accounting for Stock Issued to Employees, made in 1998. The effect of the restatement was to decrease net income for 1998 by $90,754,014 ($4.98 per share), net of income tax.

(14)    EXTRAORDINARY INCOME

        During the year ended December 31, 1998, the Company was released from a liability to a factoring company. In accordance with SFAS 4 the Company recorded extraordinary income in the amount of $242,990.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(14)    EXTRAORDINARY INCOME (Continued)

        The agreement with the factoring organization called for factor to purchase receivables at a price equal to 80% of the face value of acceptable accounts from the Company. The Company therefore would appropriately record the transaction as a sale of receivables with proceeds of the sale reduced by the fair value of the recourse obligation. Under the terms of the Agreement, factor earned a fee equal to 14% of the face amount of the accounts purchased and such fee shall be taken at the time of collection of an invoice. Factor shall reserve and hold 2.5% of the face value of purchased accounts for bad debts. Factor shall be entitled to immediate and full recourse against the Company to demand payment with respect to a purchase account in the event that the purchase account is not paid in full within 75 days. During the course of the relationship with the factor, the Company's largest client filed a Chapter 7 bankruptcy liquidation resulting in more than $100,000 in purchased accounts going unpaid. In accordance with the terms of the Agreement factor made demand upon the Company for immediate payment plus accrued unpaid fees and interest through the date of Company's payment.

        The Company was released from its liability to the factoring organization because during the year 1998 it was unable to make payment under the terms of the agreement, which had been entered into. Upon breach of the agreement, the liability was transferred to the individual who had provided a personal guarantee, Mr. David Coulter. This individual subsequently settled all outstanding obligations with the factoring organization through the transfer of 25,000 shares of restricted Rule 144 stock from his name into the name of the factoring organization and the payment of $89,000 out of his personal account.


                                   SCHEDULE 2


                           ESAT, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                 Years Ended December 31, 1999, 1998, and 1997


                                                             ADDITIONS
                                                      -------------------------
                                          BALANCE     CHARGED TO     CHARGED TO                 BALANCE
                                        AT BEGINNING   COSTS AND       OTHER                     AT END
                                           OF YEAR     EXPENSE        ACCOUNTS     DEDUCTIONS    OF YEAR
                                        ------------  ----------     ----------    ----------   --------
Description

Year ended December 31, 1997

Allowance for doubtful accounts
(deducted from accounts receivable)         $ -0-         $ -0-         $ -0-         $ -0-         $ -0-

Allowance for obsolescence
(deducted from inventory)                   $ -0-         $ -0-         $ -0-         $ -0-         $ -0-

Year ended December 31, 1998

Allowance for doubtful accounts
(deducted from accounts receivable)         $ -0-         $ -0-         $ -0-         $ -0-         $ -0-

Allowance for obsolescence
(deducted from inventory)                   $ -0-         $ -0-         $ -0-         $ -0-         $ -0-

Year ended December 31, 1999

Allowance for doubtful accounts             $ -0-      $ 17,290         $ -0-         $ -0-      $ 17,290
(deducted from accounts receivable)

Allowance for obsolescence                  $ -0-      $ 56,025         $ -0-         $ -0-      $ 56,025
(deducted from inventory)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        We are incorporating by reference the disclosure set forth in our Form 8-K/A filed on December 17, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth the names and positions of our directors and executive officers and key employees:

OFFICER
NAME                             AGE   POSITION                               SINCE
----                             ---   --------                               -----
Michael C. Palmer                 50   CEO, President, Secretary and           1999
                                       Director

Chester (Chet) L. Noblett, Jr.    55   Treasurer and Director                  1997

Mark Basile                       38   Chief Financial Officer                 2000

Salvatore A. Piraino              72   Director                                1997

William C. Sarpalius              50   Director                                1997

Gary Pan                          53   Director                                1998

Jeffrey Hecht                     47   Vice President of Operations            1998

   The directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Our officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified.

   The following sets forth biographical information concerning our directors and executive officers for at least the past five years.

   MICHAEL C. PALMER has been the Chief Executive Officer and a director since April 1999. Mr. Palmer has held the position of Chief Financial Officer from November 1998, to March 1999 and has been affiliated with us since December 1997. Since 1978, Mr. Palmer has been a partner of Parks, Palmer, Turner and Yemenedjian, a firm of Certified Public Accountants. Mr. Palmer served as a director of Western Waste Industries (NYSE: WW) from July 1995 to May 1996.. He received a B.S. degree in Business Administration in 1972 and a M.S. degree in Business Taxation in 1975 from the University of Southern California.

   CHESTER (CHET) L. NOBLETT, JR. is Chairman of the Board since 1999 and a Director since June 1997. He was Chief Operating Officer from June 1997 until December 1999. He served briefly as interim Chief Financial Officer in January 2000. From 1990 to 1996, Mr. Noblett was employed as the chief executive officer for Tradom International, a subsidiary of an Asahi Shouian, Inc., an international food brokerage company. Mr. Noblett is also president and a director of Cyber Village Network, a computer software company. Mr. Noblett received a B.S. degree in Business Administration from the University of Southern California in 1971.

   SALVATORE A. PIRAINO has been a director since December 1997. From September 1992 to the present, Mr. Piraino has operated Management and Technical Services, a management consultant firm providing management, engineering and manufacturing expertise to a number of small companies. From 1974 to 1992, Mr. Piraino was employed as a director, program manager, product line manager and assistant division manager for Hughes Aircraft Company. Mr. Piraino received a B.E. degree in Engineering from Loyola University in 1950.

   WILLIAM C. SARPALIUS has been a director since December 1997. From 1995 to present, Mr. Sarpalius has served as president and chief executive officer of Advantage Associates, Inc., a lobbying firm located in Washington, D.C. Previously, Mr. Sarpalius served as a U. S. Congressman from the State of Texas from 1989 to 1995. In 1995, Mr. Sarpalius received a presidential appointment to the United States Department of Agriculture as Western Regional Director. Mr. Sarpalius received a bachelors degree in Agriculture Science from Texas Tech University in 1972 and a masters degree in Agriculture Science from West Texas State in 1978.

   GARY (GUO AN) PAN has been a director since September 1998. From 1997 to present, Mr. Pan has served as the managing director for United Asia Capital Partners, an investment management and financial services firm. From 1993 to 1997, Mr. Pan served as president of Sunridge International, Inc., and from 1992 to 1993, as senior vice president of the Great Wall Group. Mr. Pan received a B.S. degree in Electrical Engineering from National Taiwan University, a M.S. degree in Electrical Engineering from University of Waterloo, and his Ph.D. in Management from the University of California at Los Angeles.

   JEFFREY HECHT was appointed as Vice President of Operations in March 1998. From March 1997 to March 1998, Mr. Hecht was vice president of operations for ACOM Computer Inc., a software development company in Long Beach, California. From December 1993 to February 1997, Mr. Hecht served as the vice president and chief information officer for Strategic Mortgage Services, a financial services company. Mr. Hecht received a B.S. in Business Administration from Arizona State University in 1976.


        MARK BASILE was appointed as the Company's Chief Financial Officer in March, 2000. From March 1999 to March 2000, Mr. Basile was chief financial officer of Superior Galleries, Inc., an auction services firm in Beverly Hills, California. From 1996 through March 1999, Mr. Basile served as director of management accounting and controller of the Hawaii division of Young's Market Company. From 1989 to 1996, Mr. Basile was director of internal audit at K2 Inc., a manufacturer o f sporting goods and recreational products. Prior to that, Mr. Basile was a certified public accountant at Ernst & Young, LLP, an international auditing and consulting firm. Mr. Basile received a B.S. in Accounting from the University of Florida in 1983.


ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

                                                Annual Compensation                              Long Term Compensation
                                --------------------------------------------------   --------------------------------------------
                                                                                              Awards
                                                                                     ------------------------
                                                                                     Restricted    Securities
Name and                                                              Other Annual     Stock        Underlying         All Other
Principal Position              Year        Salary        Bonus       Compensation     Awards        Options         Compensation
------------------              ----        ------        -----       ------------   ----------    -----------       ------------
Michael C. Palmer(1)            1999       $455,913       $              $87,500                    1,625,000
  President, Chief              1998         10,780                                                   100,000
  Executive                     1997
  Officer and Secretary

Chester L. Noblett, Jr.(2)      1999        178,936
  Chief Operating Officer       1998        114,750                       48,750                    1,095,802
                                1997

Mark McMillan(3)                1999         87,500                                                   500,000
                                1998
                                1997

James Mack(4)                   1999        120,625
                                1998         18,750        35,000                                     300,000
                                1997

David Coulter(5)                1999         51,854                     50,000                      1,500,000
  Former President              1998        166,407                     56,250                      3,535,890
                                1997


* Please see Certain transactions, below, and Note [K] to the Financial Statements regarding the cancellation of Mr. Coulter's options in March, 1999.

(1) Mr. Palmer was an employee of Parks Palmer Turner & Yemenidjian, a firm of certified public accountants. Effective November 1999, the company pays VCI $25,000 per month for Mr. Palmer's services. Mr. Palmer is an owner of VCI. In addition to the compensation reflected in the table, VCI is paid a monthly consulting fee of $2,500 for assistance in finding and negotiating acquisitions and financing opportunities for the company. Pursuant to that consulting arrangement, VCI was paid $80,000 in connection with the issuance of the Series

        C Preferred Stock and $100,000 in connection with arranging for the issuance of the Series A and Series B Preferred Stock. In addition, VCI received warrants to purchase 600,000 shares of common stock as part of the consulting arrangement. Those warrants are not exercisable until after December 31, 2000. See "Certain transactions" for additional information.

(2)     Includes back pay of $55,417 earned in 1999 and paid in January 2000.

(3) Mr. McMillan joined us in May 1999. He earns a base salary of $150,000 per year. Additionally, he received a 30 year mortgage loan of $250,000 from the company, bearing interest at 6.5% per annum.

(4) Mr. Mack joined us in September 1998 and has subsequently left the Company.

(5) Mr. Coulter left the company in May 1999. After leaving the company he was paid $50,000. See "Certain transactions."

        The company has entered into an employment agreement with Mr. Noblett for a period of five years commencing September 25, 1997. Under the agreement, Mr. Noblett receives a salary of $130,000 per year plus health insurance benefits of $200 per month. The employment agreement includes a cost-of-living increase, plus any other increase which may be determined from time to time in the discretion of the company's board of directors. In addition, Mr. Noblett is provided with a car on such lease terms to be determined by the company, provided that the monthly operating costs (including lease payments) to be paid by the company will not exceed $750.

OPTION GRANTS IN FISCAL YEAR 1999


                                             Individual
                                               Grants
                                             Percent of
                                                Total
                                               Options                                                  Potential Realizable Value
                            Number of        Granted to      Market                                 at Assumed Annual Rates of Stock
                             Shares           Employees    Exercise of    Price on                          Price Appreciation
                           Underlying        in Fiscal     Base Price      Date of    Expiration              for Option Term
Name                         Options            Year         ($/Sh)         Grant         Date       -------------------------------
----                       ----------        -----------   -----------    --------    ----------       5%($)              10%($)
                                                                                                    ---------         --------------
Michael C. Palmer             25,000              1.0%        $4.00         $4.00         2/9/04     $ 27,750         $   61,000
Michael C. Palmer          1,000,000             40.9          3.00          3.00       10/30/04      830,000          1,800,000
Chester L. Noblett, Jr.      300,000             12.3          3.00          3.00         2/9/04      249,000            540,000



OPTIONS EXERCISED IN FISCAL YEAR 1999

                                                                   Number of Shares                  Dollar Value
                                 Shares         Value         -------------------------      --------------------------
                                Acquired      Realized        Exercisable        Unex        Exercisable         Unex
                                --------      --------        -----------        ------      -----------         ------
Michael C. Palmer                    --              --         725,000       1,000,000      $  137,500      $2,000,000
Chester L. Noblett, Jr          159,547      $  757,848       1,245,802              --       3,301,634              --
Jeffrey Hecht                        --              --         252,912              --         569,553              --
Mark McMillan                        --              --              --         500,000              --              --

DIRECTOR COMPENSATION

        Each non-employee director receives a payment of $500 for each board meeting attended and an annual option grant to purchase 20,000 shares at market value. All directors are entitled to reimbursement for expenses of traveling to and from board meetings, and any other out-of-pocket expenses incurred on behalf of the company.

        Mr. Piraino, who serves as the audit committee, receives a payment of $500 per month for his services. This compensation commenced in September, 1998.

        Prior to the merger with Technology Guardian, Inc. ("TGI"), Mr. Piraino was granted 25,000 shares of common stock as compensation for serving on the board of directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

COMMON STOCK

        The following table sets forth, as of March 28, 2000, the ownership of the company's common stock by

        - each director and named executive officer of the company,

        - all executive officers and directors of the Company as a group, and

        - all persons known by the company to beneficially own more than 5% of the company's common stock.

                                                              Amount and
                                                               Nature of             Percent of
                                                              Beneficial           Class of Total
        Name and Address of Beneficial Owner                  Ownership(1)       Shares and Options
        ------------------------------------                  ------------      ---------------------
        David B. Coulter(2)                                     2,850,000               14.16%
        15555 Huntington Village Lane, #239
        Building 9
        Huntington Beach, CA 92647

        Chester (Chet) L. Noblett Jr.(3)                        3,187,047               16.04%
        16520 Harbor Boulevard, Bldg. G
        Fountain Valley, California 92708

        Salvator Piraino(4)                                       161,103                    *
        16520 Harbor Boulevard, Bldg. G
        Fountain Valley, California 92708


        William Sarpalius(5)                                      226,838                1.24%
        908 Pennsylvania Avenue, S.E.
        Washington, D.C. 20003

        Jeffrey Hecht(6)                                          382,912                2.07%
        16520 Harbor Boulevard, Bldg. G
        Fountain Valley, California 92708

        Gary Pan(7)                                                45,000                    *
        16520 Harbor Boulevard, Bldg. G
        Fountain Valley, California 92708

        Michael C. Palmer(8)                                    1,735,000                8.53%
        16520 Harbor Boulevard, Bldg. G
        Fountain Valley, California 92708

        Mark Basile(9)                                            150,000                    *
        16520 Harbor Boulevard, Bldg. G
        Fountain Valley, California 92708

        Directors and Executive Officers as a group             5,562,900               25.07%


*       Less than one percent.

(1) Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Includes options to purchase: (i) 1,500,000 shares of the company's common stock at $3.00 per share for a period of five years from August 22, 1998.

(3) Includes options to purchase (i) 350,000 shares of the Company's common stock at $2.40 per share for a period of five years from the date of grant (June 9, 1998); (ii) 262,802 shares of the Company's common stock at $0.7168 per share for a period of five years from the date of grant (August 8, 1998); and (iii) 633,000 shares of the company's common stock at $3.00 per share for a period of five years from date of grant (October 7, 1998).

(4) Includes options to purchase (i) 16,103 shares of the company's common stock at $0.7168 per share for a period of five years from date of grant (August 31, 1998); and, (ii) 20,000 shares of the company's common stock at $5.50 per share for a period of five years from date of grant (September 30, 1999); and (iii) 25,000 shares of the company's common stock at $4.00 per share for a period of five years from date of grant (February 9, 1999).

(5) Includes 30,000 shares owned by Carol Sarpalius, who is an employee of the company and the wife of Mr. Sarpalius. Also includes options to purchase: (i) 26,838 shares of the company's common stock at $0.7168 per share for a period of five years from date of grant (August 31, 1999); and, (ii) 20,000 shares of the Company's common stock at $5.50 per share for a period of five years from date of grant (September 30, 1999); and,
        (iii) 25,000 shares of the Company's common stock at $4.00 per share for a period of five years from date of grant (September 15, 1998)

(6) Includes options to purchase: (i) 27,912 shares of the company's common stock at $0.7168 per share for a period of five years from date of grant (August 31, 1998); and, (ii) 225,000 shares of the company's common stock at $3.00 per share for a period of five years from date of grant (September 15, 1998).

(7) Includes options to purchase (i) 20,000 shares of the company's common stock at $17.41 per share for a period of five years from date of grant (September 30, 1999), and (ii) 25,000 shares of the company's common stock at $4.00 per share for a period of five years from the date of grant (February 9, 1999).

(8) Includes options to purchase: 1,000,000 shares of the company's common stock at $3.00 per share for a period of five years from date of grant (November 1, 1999); (ii) 100,000 shares of the company's common stock at $9.25 per share for a period of five years from date of grant (November 28, 1998); and (iii) 25,000 shares of the company's common stock at $4.00 per share for a period of five years from date of grant (February 9, 1999). Also included are warrants to purchase: (i) 150,000 shares of the company's common stock at $4.25 per share for a period of five years from date of grant (November 1, 1999); (ii) 150,000 shares of the company's common stock at $5.25 per share for a period of five years from the date of grant (November 1, 1999); (iii) 100,000 shares of the company's common stock at $6.25 per shares for a period of five years from the date of grant (November 1,1999); and (iv) 200,000 shares of the company's common stock at $8.25 per shares for a period of five years from date of grant (November 1, 1999).

(9) Includes options to purchase 150,000 shares of the Company's common stock at $4.18 per share for a period of five years from date of grant (March 15, 2000).

PREFERRED STOCK

        The following table sets forth information regarding the beneficial ownership of our voting preferred stock as of March 28, 2000:

                                   Name and Address                      Number of Shares        Percent
        Class                      of Beneficial Owner                  Beneficially Owned       of Class
        -----                      -------------------                  ------------------       --------
        Series A                   Vantage Capital, Inc.              1,000,000                    100%
        12% Convertible            1990 Bundy Drive, Suite 600
        Preferred(1)               Los Angeles, California 90025

        Series B                   Corporate Financial                2,500,000                    100%
        12% Convertible            Enterprises, Inc.
        Preferred(1)               2224 Main Street
                                   Santa Monica, California 90405

        Series C                   Wentworth, LLC                        50,000                    100%
        6% Convertible             Corporate Center
        Preferred(1)(2)            West Bay Road
                                   Grand Cayman

(1) All of the above preferred stock is convertible into common stock immediately. See "Description of securities" for details on the conversion prices.

(2) The Company gave notice of redemption to Wentworth LLC on March 29, 2000. The redemption is scheduled to be completed within seven days from the date of notice.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In April 1997, in exchange for the issuance of 849,750 shares of TGI common stock which were converted into company shares in the merger, TGI entered into a settlement agreement among TGI, Cyber Village Network, Inc. ("CVN") and Mr. Noblett in which CVN and Mr. Noblett agreed to release TGI from all potential claims arising from: (i) an Option Agreement, dated August 6, 1997; and, (ii) an agreement entered into among TGI, David Coulter, as TGI's then President, CVN and Mr. Noblett as agent for CVN ("Commission Agreement").

        The Option Agreement granted options to CVN to purchase shares equal to 10% of TGI's issued and outstanding shares in exchange for forgiveness of a $100,000 promissory note held by CVN, as well as the option to purchase shares equal to 30% of TGI's issued and outstanding shares in exchange for $1,200,000. Further, the Option Agreement provided that David Coulter, TGI's former president, had the right to repurchase shares from CVN equal to 15% of TGI's common stock following the exercise of the option by CVN in exchange for $1,200,000. Mr. Coulter offset his obligation to pay CVN $1,200,000 by the $1,200,000 payable to TGI by CVN pursuant to its exercise of options. The Commission Agreement provided that TGI and Mr. Coulter, TGI's then

President, would pay Mr. Noblett, as agent for CVN, an amount equal to 6% of the gross proceeds received by TGI from any underwriting arranged by Andrew Glashow and Joe Py, including bridge financing, and subsequently, Mr. Noblett would rebate one-third of aforementioned fees to Mr. Coulter. The Option Agreement was subsequently canceled and the parties released each other from all claims.

        Prior to the issuance of the 1,030,000 shares of TGI's stock as a result of the exercise of the Option Agreement by CVN and the 849,750 shares received in consideration for the Settlement Agreement, for a total of 1,879,750 Shares, Mr. Noblett, as agent for CVN, assigned 1,060,000 shares to certain persons as consideration for loans made to CVN.

        In March 1998 TGI completed payment to Mr. Noblett of a fee in the amount of $100,000 for certain services provided in assisting TGI with obtaining additional capital.

        In May, 1998 Mr. Coulter transferred 379,250 shares of his stock to CVN. Mr. Coulter then canceled 5,414,172 shares of common stock of TGI in connection with the pending private placement of shares of TGI. Of these shares canceled, TGI reissued 125,619 to him in August 1998, prior to completion of the merger with U.S. Connect 1995.

        The cancellation of the Option Agreement was part of the over-all consideration given in settling the disputes between Mr. Noblett and Mr. Coulter. A dispute arose between Messrs. Noblett and Coulter with regard to Mr. Noblett's right to purchase 30% of the outstanding stock of TGI. Due to what Mr. Coulter perceived to be the increasing potential of TGI, he did not want TGI to honor TGI's prior commitment to Mr. Noblett. The transactions had no impact on the operations of the company. These transactions only resolved disputed issues between Mr. Noblett and Mr. Coulter. At that point in time, there were fewer than ten stockholders of the company, all of whom were closely associated with the company. Accordingly, there were no public stockholders affected in any way by these transactions.

        In connection with the merger with U.S. Connect 1995, we assumed the obligations of TGI to issue options to purchase 2,000,000 shares of TGI common stock on a pro rata basis to all TGI stockholders as of August 30, 1998, at an exercise price of $0.7168 per share, exercisable for five years from date of grant. In addition, we assumed the obligations of TGI for options to purchase 1,500,000 shares of TGI common stock to Mr. Coulter, then-President of TGI, and 500,000 shares of TGI common stock to Mr. Noblett, the Vice President and Chief Operating Officer of TGI, at an exercise price of $.7168 per share, exercisable for five years from date of grant. In October 1998 the board of directors authorized the issuance of additional options to purchase 1,000,000 shares of common stock to Mr. Coulter, and 333,333 shares of common stock to Mr. Noblett, at an exercise price of $3.00 per share, exercisable for five years from date of grant subject to the company achieving $30,000,000 in sales in 1999. We did not achieve this level of sales in 1999, and therefore the options of Mr. Coulter and Mr. Noblett lapsed.

        On March 22, 1999, Mr. Coulter resigned as a director and officer. Pursuant to a resignation agreement, Mr. Coulter agreed to cancel 1,767,769 shares of common stock, reducing the number of shares he holds to 3,000,000 shares of common stock. By contract, the 3,000,000 shares retained by Mr. Coulter are nonvoting. In addition, Mr. Coulter agreed to cancel all options held by him to purchase 3,410,885 shares of common stock. The canceled options included options on 1,400,000 shares exercisable at $3.00 per share and options on 2,010,885 shares at $0.7168 per share. Mr. Coulter agreed to accept in lieu thereof options to purchase 1,500,000 shares of common stock, with an exercise price of $3.00 per share, for five years from August 22, 1999. Mr. Coulter agreed to the termination of his employment agreement. We agreed to pay Mr. Coulter a severance payment of $150,000, payable at the rate of $30,000 per month from the time of resignation, and to pay Mr. Coulter for consulting with us at the rate of $10,000 per month for a total of 36 months, commencing upon his resignation. We entered into a general mutual release of claims with Mr. Coulter. As a result of an alleged breach of the resignation agreement by Mr. Coulter, we suspended the payment of $10,000 per month to Mr. Coulter. On February 23, 2000, we entered into a settlement agreement and general release with Mr. Coulter, pursuant to which Mr. Coulter released all claims for compensation under the Resignation Agreement of March 22, 1999, and agreed to transfer certain domain names to us. In return, we agreed to pay Mr. Coulter $90,000 and to grant him piggy back registration rights with respect to shares acquired by Mr. Coulter in the exercise of his stock options.

        CFE and VCI (the "Consultant") agreed to work together as equal joint venture partners pursuant to an exclusive Consulting Agreement which we entered into with the Consultant dated September 15, 1999, which will terminate no earlier than September 15, 2002. Mr. Palmer, our CEO, is also the owner and President of the Consultant.

        The Consulting Agreement states that the duties of the Consultant include: (1) identifying, analyzing, structuring, negotiating and financing business sales and/or acquisitions, including without limitation, merger agreements, stock purchase agreements, and any agreements relating to financing and/or the placement of our debt or equity securities; (2) assisting in our corporate strategies; and (3) assisting us in the implementation of our business plan, in each case as we request.

        The Consultant shall receive as compensation as follows: (1) A non-refundable monthly retainer of $5,000, payable in cash or restricted common stock (at the company's option) at a price of $2.00 per share; (2) warrants to purchase 1,200,000 shares of common stock (the "warrants"), with exercise prices equal to (a) as to 300,000 warrants, $4.25, (b) as to 300,000 warrants, $5.25,
(c) as to 200,000 warrants, $6.25, and (d) as to 400,000 warrants, $8.50; (3)
fees equal to ten percent of the total aggregate consideration paid for any acquisition or sale by us of any business, corporation or division (a "Target"), or the sale, transfer or license of technology (collectively, a "Transaction"), which fee shall be due upon closing of the Transaction; (4) a financing fee equal to ten percent of any private or public placement of debt or equity securities of or owned by the company; and (5) to the extent possible, a share of any fees or commissions payable by third parties on any Transaction contemplated by the Consulting Agreement. All compensation to be received by Consultant under the Consulting Agreement was to be paid half to Corporate CFE and half to VCI.

        We, at our option, may pay fees due under clause (3) and (4) of the prior paragraph by issuance of restricted common stock or freely tradable, registered common stock. Restricted common stock shall be issued at a rate equal to the lesser of (i) 50% of the average bid price for the five trading days prior to the closing date of a Transaction which entitles the Consultant to receive such fees, or (ii) $5.00. Freely tradable, registered common stock, pursuant to an effective and current registration statement, shall be issued at the rate equal to the lesser of (i) 70% of the average bid price for the five trading days prior to the closing date of a Transaction which entitles the Consultant to receive such fees, or (ii) $7.50.

        In the event of a conflict of interest which would prevent the Consultant from acting due to Mr. Palmer's position with us or if for any reason Consultant is unable to continue performing the services as per the terms of the Consulting Agreement, CFE was to act in Consultant's stead. CFE has no relationship with the company except as an investor. To date, on our behalf, the board has waived any conflict of interest that may arise from a relationship between Mr. Palmer and any entity with which Consultant is affiliated.

        We have agreed to issue 1,000,000 shares of Series A 12% Convertible Preferred Stock to VCI for $2.00 per shares. The purchase price was payable in monthly installments of $500,000. This series of the Preferred Stock had a liquidation preference of $2.00 per share, bears cumulative 12% dividends, and may be converted immediately into common stock at the lower of $2.00 per share or 70% of the bid price of the common stock on the date of a notice to convert as reported by the exchange or the market on which the shares of common stock are traded. At a closing bid price of $3,375 on March 28, 2000, VCI would be entitled to convert the 1,000,000 shares of preferred stock into 1,000,000 shares of common stock.

        On March 28, 2000, we entered into an agreement with CFE pursuant to which CFE agreed to cancel the consulting agreement with us entered into September 17, 1998, and all rights to receive future fees and preferred shares from us. In addition, we agreed with CFE to settle a dispute about the number of shares issued to CFE and its clients and the amount we received in payment for those shares. CFE paid us $558,510 and we entered into a mutual release with CFE for all claims. CFE agreed to put the shares of common stock which CFE would receive upon conversion of its warrants into a voting trust if requested by NASDAQ in order to facilitate a listing on NASDAQ.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

          1. Financial Statements for the year ended December 31, 1999, 1998, and 1997.

          2.   Index to Financial Statement Schedules:

               A. Financial Data Schedule

          3.   Index to Exhibits:

               Number       Description
                2.1         Agreement and Plan of Merger between Technology
                            Guardian, Inc. and U.S. Connect 1995, Inc., dated
                            September 15, 1998, filed September 15, 1998 with
                            the Nevada Secretary of State(1)

                2.2         Articles of Merger of Technology Guardian, Inc. and
                            Technology Guardian, Inc. (formerly U.S. Connect
                            1995, Inc.), filed October 8, 1998 with the Nevada
                            Secretary of State(1)

                3.1         Certificate of Amended and Restated Articles of
                            Incorporation of Technology Guardian, Inc., filed
                            September 28, 1995 with the Nevada Secretary of
                            State(1)

                3.2         Certificate of Amendment to Articles of
                            Incorporation of Technology Guardian, Inc., filed
                            February 4, 1999 with the Nevada Secretary of
                            State(1)

                3.3         Bylaws of US Connect 1995, Inc.(1)

                3.4         Certificate of Designations of Series A 12%
                            Convertible Preferred Stock of Registrant, filed
                            January __, 2000 with the Nevada Secretary of
                            State(4)

                3.5         Certificate of Designations of Series B 12%
                            Convertible Preferred Stock of Registrant, filed
                            January __, 2000 with the Nevada Secretary of
                            State(4)

                3.6         Certificate of Designations of Series C 6%
                            Convertible Preferred Stock of Registrant, filed
                            December 29, 1999 with the Nevada Secretary of
                            State(4)

                10.1        Stock Option Agreement between Registrant and
                            William Sarpalius, dated September 1, 1999(1)

                10.2        Stock Option Agreements between Registrant and Lori
                            Walker, dated September 1, 1999(1)

                10.3        Stock Option Agreements between Registrant and Carol
                            Sarpalius, dated September 1, 1999(1)

                10.4        Employment Agreement between Registrant and Chester
                            Noblett, Jr., dated June 15, 1998(1)

                10.5        Stock Option Agreement between Registrant and Chet
                            Noblett, dated September 15, 1999(1)

                10.6        Warrant Agreement between Registrant and Corporate
                            Financial Enterprises, Inc., dated as of September
                            17, 1999(4)

                10.7        Warrant Agreement between Registrant and Vantage
                            Capital, Inc., dated as of September 17, 1999(4)

                10.8        Common Stock Purchase Warrant by and between
                            Registrant and Wentworth LLC, dated as of December
                            29, 1999(4)

                10.9        Registration Rights Agreement by and among
                            Registrant, Vantage Capital, Inc., Corporate
                            Financial Enterprises, Inc., and American Equities,
                            LLC, dated as of November 22, 1999(4)

                10.10       Stock Purchase Agreement by and among Registrant and
                            Vantage Capital, Inc., dated as of November 22,
                            1999(4)

                10.11       Stock Purchase Agreement by and among Registrant and
                            Corporate Financial Enterprises, Inc. and American
                            Equities, LLC, dated as of November 22, 1999(4)

                10.12       Securities Purchase Agreement by and between
                            Registrant and Wentworth LLC, dated December 29,
                            1999(4)

                10.13       Registration Rights Agreement by and between
                            Registrant and Wentworth LLC, dated December 29,
                            1999(4)

                10.14 Side Letter Agreement, dated December 29, 1999, between Registrant and Wentworth LLC(4)

                10.15       Resignation Agreement between Registrant and David
                            Coulter, dated March 22, 1999(4)

                10.16       Master Services Agreement between Registrant and
                            Exodus Communications, Inc., dated December 30,
                            1999(4)

                10.17       Letter Agreement between Registrant and Parks,
                            Palmer, Turner and Yemenidjian, LLP for the services of Michael Palmer, dated November 10, 1998(4)

                10.18 Settlement Agreement and Mutual Release by and between Cyber Village Network, Inc., Chet Noblett, and Technology Guardian, Inc. and David Coulter, dated October 17, 1997(4)

                10.19       Consulting Agreement between Registrant and Vantage
                            Capital, Inc., dated September 17, 1999(2)

                10.20       Loan Out Agreement between Registrant and Vantage
                            Capital Corp. for the services of Michael Palmer, dated November 1, 1999(4)

                10.21       Employment Agreement between Global Media
                            Technology, Inc. and Barry B. Sandrew, dated October
                            7, 1999(4)

                10.22       Co-Employment Agreement between Registrant and
                            Employers Resource Management Company, Inc., for the services of executive officers, dated September 29, 1998(4)

                10.23       Settlement Agreement and General Release between
                            Registrant and David Coulter, dated February 23,
                            2000.

                10.24 Stock Reconciliation Agreement between Registrant and Corporate Financial Enterprises, Inc., date
                            March 28, 2000.

                10.25       Master License Agreement between Registrant and
                            DEVNET L.L.C. dated February 18, 2000.

                10.26       Unit Investment Agreement among Registrant,
                            Ballsbridge Finance, Limited and The Watley Group
                            LLC dated March 20, 2000.

                21          List of Subsidiaries(4)

                24          Power of Attorney (see signature page of Form 10-K)

                27          Financial Data Schedule

                99          Federal Communications Commission Radio Station
                            Authorization, dated August 25, 1999

(1) Filed as part of Registrant's Form 10 dated March 16, 1999, and incorporated herein by reference.

(2) Filed as part of Registrant's Form 10 dated November 8, 1999, and incorporated herein by reference.

(3) Filed as a part of Registrant's Form 10 dated May 11, 1999, and incorporated herein by reference.

(4) Filed as a part of Registrant's Form SB-2 dated January 26, 2000, and incorporated herein by reference.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ESAT, INC.
                                  (Registrant)

                                   By  /s/ Michael C. Palmer
                                     ---------------------------------
                                      Michael C. Palmer, President

                                      March 30, 2000

        Pursuant to the requirements of the Securities Exchange Act or 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        /s/ Michael C. Palmer
        ------------------------------------
        Michael C. Palmer, President and Director

        /s/ Chester L. Noblett, Jr.
        ------------------------------------
        Chester L. Noblett, Jr., Chairman of the Board of Directors

        /s/ Salvator A. Piraino
        ------------------------------------
        Salvator A. Piraino, Director

        /s/ Mark Basile
        ------------------------------------
        Mark Basile, Chief Financial Officer

                                  EXHIBIT INDEX

               Number       Description
                2.1         Agreement and Plan of Merger between Technology
                            Guardian, Inc. and U.S. Connect 1995, Inc., dated
                            September 15, 1998, filed September 15, 1998 with
                            the Nevada Secretary of State(1)

                2.2         Articles of Merger of Technology Guardian, Inc. and
                            Technology Guardian, Inc. (formerly U.S. Connect
                            1995, Inc.), filed October 8, 1998 with the Nevada
                            Secretary of State(1)

                3.1         Certificate of Amended and Restated Articles of
                            Incorporation of Technology Guardian, Inc., filed
                            September 28, 1995 with the Nevada Secretary of
                            State(1)

                3.2         Certificate of Amendment to Articles of
                            Incorporation of Technology Guardian, Inc., filed
                            February 4, 1999 with the Nevada Secretary of
                            State(1)

                3.3         Bylaws of US Connect 1995, Inc.(1)

                3.4         Certificate of Designations of Series A 12%
                            Convertible Preferred Stock of Registrant, filed
                            January __, 2000 with the Nevada Secretary of
                            State(4)

                3.5         Certificate of Designations of Series B 12%
                            Convertible Preferred Stock of Registrant, filed
                            January __, 2000 with the Nevada Secretary of
                            State(4)

                3.6         Certificate of Designations of Series C 6%
                            Convertible Preferred Stock of Registrant, filed
                            December 29, 1999 with the Nevada Secretary of
                            State(4)

                10.1        Stock Option Agreement between Registrant and
                            William Sarpalius, dated September 1, 1999(1)

                10.2        Stock Option Agreements between Registrant and Lori
                            Walker, dated September 1, 1999(1)

                10.3        Stock Option Agreements between Registrant and Carol
                            Sarpalius, dated September 1, 1999(1)

                10.4        Employment Agreement between Registrant and Chester
                            Noblett, Jr., dated June 15, 1998(1)

                10.5        Stock Option Agreement between Registrant and Chet
                            Noblett, dated September 15, 1999(1)

                10.6        Warrant Agreement between Registrant and Corporate
                            Financial Enterprises, Inc., dated as of September
                            17, 1999(4)

                10.7        Warrant Agreement between Registrant and Vantage
                            Capital, Inc., dated as of September 17, 1999(4)

                10.8        Common Stock Purchase Warrant by and between
                            Registrant and Wentworth LLC, dated as of December
                            29, 1999(4)

                10.9        Registration Rights Agreement by and among
                            Registrant, Vantage Capital, Inc., Corporate
                            Financial Enterprises, Inc., and American Equities,
                            LLC, dated as of November 22, 1999(4)

                10.10       Stock Purchase Agreement by and among Registrant and
                            Vantage Capital, Inc., dated as of November 22,
                            1999(4)

                10.11       Stock Purchase Agreement by and among Registrant and
                            Corporate Financial Enterprises, Inc. and American
                            Equities, LLC, dated as of November 22, 1999(4)

                10.12       Securities Purchase Agreement by and between
                            Registrant and Wentworth LLC, dated December 29,
                            1999(4)

                10.13       Registration Rights Agreement by and between
                            Registrant and Wentworth LLC, dated December 29,
                            1999(4)

                10.14 Side Letter Agreement, dated December 29, 1999, between Registrant and Wentworth LLC(4)

                10.15       Resignation Agreement between Registrant and David
                            Coulter, dated March 22, 1999(4)

                10.16       Master Services Agreement between Registrant and
                            Exodus Communications, Inc., dated December 30,
                            1999(4)

                10.17       Letter Agreement between Registrant and Parks,
                            Palmer, Turner and Yemenidjian, LLP for the services of Michael Palmer, dated November 10, 1998(4)

                10.18 Settlement Agreement and Mutual Release by and between Cyber Village Network, Inc., Chet Noblett, and Technology Guardian, Inc. and David Coulter, dated October 17, 1997(4)

                10.19       Consulting Agreement between Registrant and Vantage
                            Capital, Inc., dated September 17, 1999(2)

                10.20       Loan Out Agreement between Registrant and Vantage
                            Capital Corp. for the services of Michael Palmer, dated November 1, 1999(4)

                10.21       Employment Agreement between Global Media
                            Technology, Inc. and Barry B. Sandrew, dated October
                            7, 1999(4)

                10.22       Co-Employment Agreement between Registrant and
                            Employers Resource Management Company, Inc., for the services of executive officers, dated September 29, 1998(4)

                10.23       Settlement Agreement and General Release between
                            Registrant and David Coulter, dated February 23,
                            2000.

                10.24 Stock Reconciliation Agreement between Registrant and Corporate Financial Enterprises, Inc., date
                            March 28, 2000.

                10.25       Master License Agreement between Registrant and
                            DEVNET L.L.C. dated February 18, 2000.

                10.26       Unit Investment Agreement among Registrant,
                            Ballsbridge Finance, Limited and The Watley Group
                            LLC dated March 20, 2000.

                21          List of Subsidiaries(4)

                24          Power of Attorney (see signature page of Form 10-K)

                27          Financial Data Schedule

                99          Federal Communications Commission Radio Station
                            Authorization, dated August 25, 1999(4)

(1) Filed as part of Registrant's Form 10 dated March 16, 1999, and incorporated herein by reference.

(2) Filed as part of Registrant's Form 10 dated November 8, 1999, and incorporated herein by reference.

(3) Filed as a part of Registrant's Form 10 dated May 11, 1999, and incorporated herein by reference.

(4) Filed as a part of Registrant's Form SB-2 dated January 26, 2000, and incorporated herein by reference.