Form 10-Q
period 2000-03-31
ESAT INC
filed 2000-05-15
CIK 1081798

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

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


         10 UNIVERSAL CITY PLAZA, SUITE 1130, UNIVERSAL CITY, CA 91608
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (818) 464-2600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    PAR VALUE $.001                                      21,818,990
-----------------------                       ----------------------------------
(Class of Common Stock)                          (Outstanding at May 8, 2000)

================================================================================
                                   eSAT, INC.

                                TABLE OF CONTENTS

                                                                           PAGE NUMBER
                                                                           -----------
PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS.

                  Consolidated Balance Sheets as of March 31, 2000
                  and December 31, 1999                                         3

                  Consolidated Statements of Operations for the three months
                  ended March 31, 2000 and 1999                                 4

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2000 and 1999                          5

                  Notes to Consolidated Financial Statements                    6

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.                         10

PART II.  OTHER INFORMATION

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                            20


SIGNATURE                                                                      21

                                   eSAT, INC.

                          CONSOLIDATED BALANCE SHEETS

ASSETS


                                               MARCH 31,      DECEMBER 31,
                                                 2000             1999
CURRENT ASSETS:                               (UNAUDITED)
    Cash and cash equivalents                 $1,053,742       $3,458,561
    Accounts receivable, net                     540,064           18,669
    Inventory, net                               395,182          135,189
    Deposits                                     317,385          420,747
    Other current assets                          78,697           23,066
                                              ----------       ----------
                Total current assets           2,385,070        4,056,232
                                              ----------       ----------
PROPERTY AND EQUIPMENT, NET                      879,035          749,744
                                              ----------       ----------
OTHER ASSETS:
    Note receivable - employee                   142,139          250,000
    Other assets                                  96,121          100,493
    Media licenses, net                          235,010               --
                                              ----------       ----------
                                                 473,270          350,493
                                              ----------       ----------

                                              $3,737,375       $5,156,469
                                              ==========       ==========


    The accompanying notes are an integral part of the financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     MARCH 31,         DECEMBER 31,
                                                       2000                1999
CURRENT LIABILITIES:                                (UNAUDITED)
    Accounts payable                               $  1,050,977        $    791,467
    Accrued expenses                                    366,436             161,713
    Unearned revenue                                     74,052              78,161
    Current portion of obligations
       under capital lease                               22,714              28,401
    Other current liabilities                                --                  --
    Payroll taxes payable                                    --                  --
    Commission payable                                       --             160,000
    Note payable related party                               --              90,250
    Severance pay payable                                    --              90,000
    Settlement payable                                   59,866              83,866
    Current portion of accrued media licenses           135,357                  --
                                                   ------------        ------------

                Total current liabilities             1,709,402           1,483,858
                                                   ------------        ------------

LONG-TERM LIABILITIES                                    62,976              59,416
                                                   ------------        ------------
COMMITMENTS AND CONTINGENCIES                                --                  --
                                                   ------------        ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - Series C -
    cumulative, fully participating
    convertible, $0.01 par value
    Authorized - 50,000 shares Issued
    and outstanding - 50,000 shares
    (Aggregate liquidation preference
    $4,999,500 in 1999)                                     500                 500
  Preferred stock - Series A,
    cumulative, fully participating,
    convertible, $0.01 par value
    Authorized - 2,000,000 shares
    Issued and outstanding - 1,000,000
    (Aggregate liquidation preference
    $1,990,000 in 1999)                                  10,000              10,000
  Common stock - $0.001 par value
    Authorized - 50,000,000 shares
    Issued and outstanding - 18,345,214
    shares at December 31, 1999                          18,472              18,345
  Additional paid-in capital                         22,088,700          25,764,947
  Retained deficit                                  (20,298,024)        (20,899,587)
                                                   ------------        ------------

                                                      1,819,648           4,894,205
  Less:  Subscriptions receivable                      (558,510)         (1,558,510)
  Minority interest in equity of subsidiary             703,859             277,500
                                                   ------------        ------------

                Total stockholders' equity            1,964,997           3,613,195
                                                   ------------        ------------

                                                   $  3,737,375        $  5,156,469
                                                   ============        ============

    The accompanying notes are an integral part of the financial statements.

                                   eSAT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           2000             1999
                                                        (UNAUDITED)      (UNAUDITED)
SALES                                                   $    563,310    $     86,352
COST OF SALES                                                547,452         287,436
                                                        ------------    ------------
                   Gross margin                               15,858        (201,084)

GENERAL AND ADMINISTRATIVE
EXPENSES                                                   2,753,738       1,342,204
                                                        ------------    ------------

                   Loss from operations                   (2,737,880)     (1,543,288)
                                                        ------------    ------------

OTHER INCOME (EXPENSE)
      Compensation adjustment recognized
         under APB 25                                     3,315,787      13,149,509
      Other income                                           15,088          14,082
      Interest income                                        10,355          31,159
      Gain on sale of assets                                     --             675
      Minority interest in loss of subsidiary                19,941              --
      Interest expense                                      (10,061)         (7,148)
                                                       ------------    ------------

                                                          3,351,110      13,188,277
                                                       ------------    ------------

                   Income before income taxes               613,230      11,644,989

PROVISION FOR INCOME TAXES                                       --             800
                                                       ------------    ------------

                   Net income                          $    613,230    $ 11,644,189
                                                       ============    ============


EARNINGS PER COMMON SHARE -- BASIC:

      Net income                                       $       0.03    $       0.63
                                                       ============    ============

EARNINGS PER COMMON SHARE -- DILUTED:

      Net income                                      $       0.03    $       0.45
                                                      ============    ============



    The accompanying notes are an integral part of the financial statements.

                                   eSAT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         2000           1999
                                                                      (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                   $    613,230    $ 11,644,189
 Adjustments to reconcile income (loss) to net cash used
  in operating activities-
       Noncash items included in net income (loss):
        Depreciation and amortization                                     107,731          40,089
        Gain on sale of assets                                                 --            (675)
        Compensation - stock issued for services                          539,667              --
        Compensation adjustment recognized under APB 25                (3,315,787)    (13,149,509)
        Minority interest in subsidiary                                   (19,941)             --
        Bad debt expense                                                  107,861              --
       Net change in operating assets and liabilities                    (533,412)        (38,064)
                                                                     ------------    ------------

                        Net cash used in operating activities          (2,500,651)     (1,503,970)
                                                                     ------------    ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
       Payments for purchase of fixed assets                             (265,091)       (147,582)
       Proceeds from sale of fixed assets                                      --          13,580
       Increase in notes receivable                                            --          15,000
       Purchase of stock                                                       --              --
                                                                     ------------    ------------

                        Net cash used in investing activities            (265,091)       (119,002)
                                                                     ------------    ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
       Decrease in notes payable                                          (69,001)             --
       Decrease in capital lease obligations                               (4,710)         (4,247)
       Preferred stock dividend paid                                      (11,666)             --
       Proceeds from issuance of minority interest in subsidiary          446,300              --
       Proceeds from issuance of preferred stock                               --              --
       Proceeds from issuance of common stock                                  --       1,721,348
                                                                     ------------    ------------

                        Net cash provided by financing activities         360,923       1,717,101
                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                     (2,404,819)         94,129

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                         3,458,561       2,567,697
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                            $  1,053,742    $  2,661,826
                                                                     ============    ============


                            See accompanying notes.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2000 AND 1999 (UNAUDITED)



(1)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements of eSat, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2000 and 1999, and the results of operations, stockholders' equity and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year or for any future period.

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a) Stock-Based Compensation

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


           Due to the large number of variable plan options granted by the Company in 1998 and the significant difference between the exercise price of those options and the fair value of the Company's stock at December 31, 1998, the Company recognized a substantial amount of non-cash compensation cost in 1998. Subsequently, a large number of forfeitures and the re-pricing to market of those options in 1999 and 2000 caused a considerable reversal of the previously recognized non-cash compensation cost. The resulting net income for the three month periods ended March 31, 2000 and 1999, should not be construed as profitable operations during those periods (See Note 3 for Going Concern disclosure).

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2000 AND 1999 (UNAUDITED)



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        b) Net Earnings or Loss Per Share

           The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:


                                                                   2000              1999
         Income available to common stockholders before
           adjustments                                        $    613,230       $11,644,189
         Adjustments                                               (11,667)               --
                                                              ------------       -----------

         Income available to common stockholders used in
           basic EPS                                          $    601,563       $11,644,189
                                                              ============       ===========

         Weighted average number of common
            shares used in basic EPS                            18,447,110        18,641,509
         Effect of dilutive securities:
                Stock options                                    1,317,855         5,713,264
                Warrants                                         2,008,281         1,542,000
                Convertible preferred stock - Series A             550,000                --
                Convertible preferred stock - Series C           2,000,000                --
                                                              ------------       -----------

         Weighted average number of common shares and
           dilutive potential common stock used in
           dilutive EPS                                         24,323,246        25,869,773
                                                              ============       ===========

           The following transactions occurred after March 31, 2000, which, had they taken place during the first quarter, would have changed the number of shares used in the computations of earnings per share: (1) options to purchase 2,419,712 common shares were issued to employees;
           (2) warrants to purchase 1,539,246 common shares were awarded to non-employees; and (3) on April 13, 2000 the Company issued 75,000 shares of Series D convertible preferred stock which is convertible into common stock at a conversion price equal to the lesser of 125% of the closing bid price of the common stock on the trading day immediately preceding the issue date or 85% of the 5-day average quoted price for the 5 trading days immediately preceding the conversion notice date; provided however that for a period ending 15 months from the issue date the conversion price shall not be less than $2.50 per share.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2000 AND 1999 (UNAUDITED)




(3)     GOING CONCERN

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

        Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. In April 2000, the Company sold $7,500,000 of Series D preferred stock to its existing Series C preferred shareholder. A $12.5 million equity line of credit is available with this same shareholder. The Company feels that these and subsequent financing arrangements coupled with product and services market introductions will provide sufficient cash to meet its operating and business expansion requirements in 2000.

(4)     NOTE RECEIVABLE - EMPLOYEE

        Note receivable - employee consists of a $250,000 note receivable from an employee dated June 9, 2000, due in monthly payments of $1,580, including interest at 6.5%, secured by personal property of the employee, matures June 9, 2030. Subsequent to year-end the employee left the Company. The former employee will forfeit to the Company 34,988 shares of the Company's stock, in exchange for the Company's forgiveness of the debt. At March 31, 2000 a valuation allowance of $107,867 was placed on the note receivable.

(5)     SUBSEQUENT EVENTS

        On April 12, 2000 the Company rescinded its letter of intent to redeem all outstanding share of Series C Preferred Stock. The Company issued Amended and Restated Certificate of Designations for the Series C Convertible Preferred Stock.

        On April 13, 2000 all of the outstanding shares of Series A 12% convertible preferred stock were converted into 550,000 shares of common stock. The conversion price was $2 per share.

        In April 2000 the Company agreed to accept 34,988 shares of Company stock held by a former employee in payment of his $250,000 employee note receivable. The value of the stock was $142,139 at that date.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2000 AND 1999 (UNAUDITED)



(5)     SUBSEQUENT EVENTS (CONTINUED)

        On April 13, 2000 the Company acquired InterWireless, Inc. in a business combination accounted for as a purchase. The purchase price of $4,045,662 exceeded the fair value of the net assets by $4,000,000, which will be amortized as goodwill using the straight-line method over 7 years. The results of operations of InterWireless, Inc. will be included with the results of the Company beginning April 13, 2000.

        On April 13, 2000 the Company acquired all of the outstanding common stock of PacificNet Technologies, Inc. in exchange for 2,750,000 shares of the Company's common stock, in a business combination accounted for as a pooling of interests. Historical financial information presented in future reports will be restated to include PacificNet Technologies, Inc.

        Assuming these acquisitions had occurred on January 1, 2000 the Company's net sales, net income, basic and diluted earnings per share would have been $1,605,967, $444,488, $0.02 and $0.02 respectively for three months ended March 31, 2000.

        After March 31, 2000 the private placement agreement for the sale of $12,000,000 of common stock was cancelled.

        On April 13, 2000 the Company issued $75,000 shares of 6% Series D preferred stock. This stock has a par value of $0.001,is fully participating and convertible into shares of common stock . The proceeds were partially used to finance the acquisition of InterWireless.

                                   eSAT, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

          Revenues totaled $563,310 and $86,352 for the three months ended March 31, 2000 and 1999, respectively. The 2000 revenue reflects primarily media billings and "click-through" revenue generated by the Company's i-Xposure subsidiary, and to a lesser extent, sales of the Company's disaster recovery products and services. The prior year balance reflects sales of the Company's first-generation satellite products and services.

          For the three months ended March 31, 2000 and 1999, cost of sales was $547,452 and $287,436, respectively. The 2000 cost of sales reflects satellite access fees and various distribution and provider service fees. The 1999 balance is comprised primarily of satellite access fees and hardware costs.

          General and administrative expenses totaled $2,753,738 for the period ended March 31, 2000 as compared to $1,342,204 for the prior year period. The increase in expenses is due to higher levels of staffing and compensation, increases in professional fees paid to outside attorneys and accountants, increased research and development expenditures and the recognition of SFAS 123 expense relating to the issuance of common stock warrants.

          Other income, which represents primarily a compensation adjustment recognized under APB 25, totaled $3,351,787 and $13,188,277 for the three months ended March 31, 2000 and 1999, respectively.

                                   eSAT, INC.


    LIQUIDITY AND CAPITAL RESOURCES

          Our operations have historically been financed from the sale of preferred and common stock. At March 31, 2000, the Company had cash and cash equivalents on hand of $1,053,742 and working capital of $675,668 as compared to cash and cash equivalents of $3,458,561 and working capital of $2,572,374 at December 31, 1999.

          Net cash used in operating activities of $2,500,651 and $1,503,970 for the three months ended March 31, 2000 and 1999, respectively, is attributable primarily to operating losses as adjusted for compensation expense recognized under APB 25 and FAS 123.

          Net cash used in investing activities of $265,091 and $119,002 for the three months ended March 31, 2000 and 1999, respectively, is attributable primarily to the purchase of fixed assets.

          Net cash provided by financing activities of $360,923 for the three months ended March 31, 2000 is due primarily to the sale of common stock of our i-Xposure subsidiary as offset by a repayment of notes payable. Net cash provided by financing activities of $1,717,101 in the prior year reflects net proceeds from the sale of common stock.

        To the extent our revenues increase in the remainder of the fiscal year, we anticipate significant increases in operating expenses, working capital and capital expenditures. The cost to purchase additional fixed assets, primarily satellite transmission and receiving equipment, and to finance working capital requirements is approximately $20,000,000. We also anticipate the need to construct our own network of Network Operations Centers (NOCs). An NOC is the location of the operations equipment, which receives and transmits data from and to a satellite. The construction of an NOC costs approximately $2,000,000 per location.

        In April 2000, all of the outstanding Series A Preferred Stock was converted into 550,000 shares of common stock.

        In April 2000, we entered into an agreement with the holder of the Series C Preferred Stock for the purpose of raising additional capital. Pursuant to that agreement, a total of $7,500,000 of Series D 6% Convertible Preferred Stock was sold. In addition to the shares purchased, the agreement calls for the issuance of warrants to purchase 1,283,422 shares of common stock at an initial exercise price of $3.9844 per share.

        We believe that the receipt of the net proceeds from the preferred stock described above plus cash generated internally from sales and externally from other financing arrangements will be sufficient to satisfy our future operating, working capital and other cash requirements for at the remainder of the fiscal year. We believe that we have sufficient internal and external resources to fund current operations, develop new or enhanced products and/or services, and to respond to competitive pressures and acquire complementary products, businesses or technologies.

                                   eSAT, INC.


    IMPACT OF YEAR 2000

     We experienced no interruptions in our operations when the calendar year changed to the year 2000. We believe that our products and services, and products which we purchase from third party vendors, are designed to operate continuously regardless of date changes.

                                   eSAT, INC.


                                  RISK FACTORS

    WE HAVE REPORTED LOSSES FROM OPERATIONS FOR OUR LAST THREE YEARS AND FOR THE THREE MONTHS ENDED MARCH 31, 2000, AND, IF WE DO NOT BECOME PROFITABLE, OUR BUSINESS WILL BE ADVERSELY AFFECTED AND THE VALUE OF YOUR INVESTMENT WILL DECLINE.

    For the three months ended March 31, 2000, we incurred a loss from operations of $2,737,880, including all research and development costs. For the fiscal year ended December 31, 1999, we incurred a loss from operations of $8,925,896 as compared to a loss from operations of $2,957,991 for the fiscal year ended December 31, 1998. The losses were primarily due to: (i) employee compensation, which increased because of additional sales and operations staff hired in 1998 in anticipation of future growth of our operations; (ii) expenses related to marketing; and (iii) lack of product sales. In addition, we incurred significant research and development costs associated with new products. There can be no assurance that we will be able to generate sufficient revenues to operate profitably in the future or to pay our debts as they become due. The company is dependent upon successful completion of future capital infusions to continue operations. See "Management's Discussion and Analysis of Financial Condition."

    The Company's net income in 1999 and for the three months ended March 31, 2000 are primarily a result of its method of accounting for stock-based compensation. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, and Complies with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. Under APB 25, compensation cost is recognized on fixed plans over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. For variable plans, APB 25 requires recognition of compensation cost over the vesting period based on the difference, if any, on the period-end date between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Forfeitures of variable plan options result in a reversal of previously recognized compensation cost.

    Due to the large number of variable plan options granted by the Company in 1998 and the significant difference between the exercise price of those options and the fair value of the Company's stock at December 31, 1998, the Company recognized a substantial amount of non-cash compensation cost in 1998. Subsequently, a large number of forfeitures and the re-pricing to market of those options in 1999 caused a considerable reversal of the previously recognized non-cash compensation cost. The resulting net income for the three month periods ended March 31, 2000 and 1999 should not be construed as profitable operations during those periods.

    WE DEPEND ON SATELLITE TRANSMISSION. SATELLITE FAILURE COULD HAVE A SUBSTANTIAL NEGATIVE EFFECT ON OUR BUSINESS OPERATIONS.

    We currently use a single satellite to provide satellite Internet services. There is risk associated with this dependence. There are two types of possible failures to the satellite: a failure of the individual transponder that is used and a failure of the entire satellite. If there is a failure of a transponder, the satellite operator is contractually obligated to move us to another transponder. This would create a minimum interruption to customers, likely less than 24 hours. If the satellite itself completely fails, we will have to move our services to another satellite. Our transmissions conform to industry standards so there are several possible alternative satellites. Our current satellite provider engages in quarterly reviews of available like-satellite space and is ready to contract for that space if needed. If the entire satellite were to fail, a one to five day outage of services might occur depending on the availability of other satellites. Additionally, a repointing of the receiving dishes on the ground would likely be required. The repointing of the receiving dishes on the ground would cost us approximately $300 per customer. In the event of any service disruption due to satellite failure, our customers would be credited for the dollar value of the amount of time they are without the satellite Internet service. Based on a standard contract paying $495 per month for the use of our GSI(TM) equipment and related satellite Internet service, this would be equal to $16.50 per day per customer. Nexstream based business continuity customers might not be impacted but could cost $27.00 per day. Other Nexstream customers would represent a potential loss of between $27.00 and $155.00 per day depending on the level of service subscribed. We intend to install a second U.S. Network Operating Center ("NOC") in the first half of fiscal 2000. This second NOC will be located in Los Angeles, California, and will utilize a different satellite than the existing NOC. This second NOC and satellite provides certain redundancies in the event of a failure. In the event of a satellite failure, we could also be subject to loss-of-business claims, due to the reliance by business customers on the satellite Internet services we provide. A sustained disruption in satellite service could materially impact our ability to continue operations.

                                   eSAT, INC.

WE HAVE A LIMITED OPERATING HISTORY

        Any of these occurrences could have a material adverse effect on our business, financial condition and operating results. Each of our products faces intense competition from multiple competing vendors. Our principal competitors include Loral, Inc., Hughes Network Systems and Spacenet. Many of our current and potential competitors have:

        -      longer operating histories,

        -      greater name recognition,

        -      access to larger customer bases, or

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

WE MAY HAVE INSUFFICIENT CAPITAL FOR FUTURE OPERATIONS WHICH WOULD DIMINISH THE VALUE OF YOUR INVESTMENT.

        Based on current proposed plans and assumptions relating to our operations, we anticipate that current cash reserves, together with projected cash flow from operations and the sale of additional securities, will be sufficient to satisfy our contemplated cash requirements through fiscal 2000. Thereafter, we will require substantial additional financial resources to fund our operations. The expansion into new product areas will also require substantial funding. The failure to acquire additional funding when required will have a material adverse effect on our business prospects. Without the proper financing of customer contracts by a finance company or additional equity, we are likely to have difficulty in sustaining on-going operations.

OUR FINANCIAL STATEMENTS CONTAIN A "GOING CONCERN" QUALIFICATION.

        The audit reports accompanying our Financial Statements for the years ended December 31, 1998 and 1999 contain a qualification that certain conditions indicate that we may not be able to continue as a going concern. The financial statements do not contain any adjustments that might be necessary in such a case. Note 2 to the financial statements indicates that substantial operating losses account for this uncertainty. Many investment bankers and investors view companies with a "going concern" qualification as less desirable for investment. Accordingly, we may have a more difficult time raising equity capital or borrowing capital at all on favorable terms. Our suppliers might be less willing to extend credit. Our potential customers might be less willing to purchase our products and services if they believe that we will not be viable enough to provide service, support, back-up, and follow-on products when needed. Furthermore, we might be disadvantaged in recruiting employees who might be concerned about the stability of employment with us. Therefore, the "going concern" qualification can have severe adverse consequences on us.

                                   eSAT, INC.


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

There can be no assurance that our products and services will be successfully marketed. In addition to our own direct sales force, we are dependent on value-added resellers and distributors to market our products. There is no assurance that any distributor or other reseller will be successful in marketing our products.

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

We do not have sufficient experience in marketing our products to determine the optimum distribution methods. It is unclear whether marketing through distributors or value-added resellers or mass retailers will result in acceptable sales levels. Accordingly, as we learn
                                   eSAT, INC.


more, we may have to revise our sales, distribution, and marketing strategies and implementation.

WE MIGHT BECOME SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH COULD HARM OUR PROSPECTS.

        Except for a license from the Federal Communications Commission, we are not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. Such laws or regulations could limit the growth of the Internet, which could in turn decrease the demand for our proposed products and services or increase our cost of doing business. Any new legislation or regulation or the application of existing laws and regulations to the Internet in unexpected ways could have an adverse effect on our business and prospects.

WE MIGHT FACE LIABILITY FOR INFORMATION OBTAINED OR DISTRIBUTED THROUGH THE PRODUCTS AND SERVICES WE PROVIDE.

        Because materials may be downloaded by the Internet services which we operate or facilitate and may be subsequently distributed to others, there is a potential that claims will be made against us for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of such materials. Such claims have sometimes been successful against Internet service providers. Our general liability insurance might not cover potential claims of this type or might not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or legal defense expenses that are not covered by insurance or that are in excess of insurance coverage could have a material adverse effect on our business, operating results and financial condition.

LOSS OF KEY MEMBERS OF OUR SENIOR MANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS AND PROSPECTS.

        Our success will be dependent largely upon the personal efforts of our Chief Executive Officer, Michael C. Palmer, and our Chief Operating Officer, Chester L. Noblett, as well as other senior managers. The loss of their services could have a material adverse effect on our business and prospects. We have no life insurance on any of our officers. Mr. Palmer's and Mr. Noblett's services are governed by agreements. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to hire or retain qualified personnel. Any inability to attract and retain qualified management and other personnel could have a material adverse effect on us.

                                   eSAT, INC.


IF OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES, YOU MAY HAVE GREATER DIFFICULTY SELLING YOUR SHARES.

        The Securities Enforcement and Penny Stock Reform Act of 1990 applies to stock characterized as "penny stocks," and requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has

        - net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years;

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

    WE WILL PAY NO DIVIDENDS TO YOU.

    We have not paid, and do not expect to pay, any dividends on common stock in the foreseeable future.


                           FORWARD-LOOKING STATEMENTS


    YOU SHOULD NOT RELY ON OUR FORWARD-LOOKING STATEMENTS.

          This prospectus contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the material set forth under "Prospectus summary," "Management's discussion and analysis of financial condition and results of operations," and "Business," as well as within this prospectus generally. In addition, when used in this prospectus, the words "believes," "intends," "plans," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements as a result of the risk factors set forth and the information provided in this prospectus generally. We do not intend to update any forward-looking statements.

                                   eSAT, INC.


PART II. OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) EXHIBITS

                 27.1    Financial Data Schedule

            (b) REPORTS ON FORM 8-K.

    The Company did not file any current reports on Form 8-K for the quarterly period ended March 31, 2000. Subsequent to quarter end, the Company filed the following document:

    (i) A current report on Form 8-K, dated April 13, 2000 reporting that on April 13, 2000 it acquired all of the outstanding common stock of PacificNet Technologies, Inc. and InterWireless, Inc., and also that the Company has sold 75,000 shares of Series D 6% Convertible Preferred Stock and related warrants to Wentworth, LLC.

                                   eSAT, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                             eSAT, INC.


Date: May 11, 2000                           By: /s/ Mark S. Basile
      -------------                              -------------------------------
                                                 Mark S. Basile
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 27.1                       Financial Data Schedule