Form 10-Q
period 2000-06-30
ESAT INC
filed 2000-08-14
CIK 1081798

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000

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

                                  Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    PAR VALUE $.001                                      21,882,021
-----------------------                       ----------------------------------
(Class of Common Stock)                        (Outstanding at August 10, 2000)

================================================================================
                          eSAT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE NUMBER
                                                                           -----------
PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS.

                  Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999                                         3

                  Unaudited Consolidated Statements of Operations for the
                  three and six months ended June 30, 2000 and 1999             4

                  Unaudited Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2000 and 1999                       5

                  Notes to Consolidated Financial Statements                    6

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.                         10

PART II.  OTHER INFORMATION

          ITEM 2. CHANGES IN SECURITIES                                        19

          ITEM 5. OTHER INFORMATION                                            19

SIGNATURE                                                                      20

                          eSAT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

ASSETS

                                               JUNE 30,       DECEMBER 31,
                                                 2000             1999
CURRENT ASSETS:                               (UNAUDITED)
    Cash and cash equivalents                 $  667,375       $3,412,205
    Accounts receivable, net                     616,589          471,899
    Inventory, net                               349,943          135,189
    Other current assets                          14,821           17,866
    Deposits                                     273,279          420,747
    Notes receivable-related party                 2,563           64,553
                                              ----------       ----------
                Total current assets           1,924,570        4,522,459
                                              ----------       ----------
PROPERTY AND EQUIPMENT, NET                    1,951,511        1,051,936
                                              ----------       ----------
OTHER ASSETS:
    Note receivable                              110,812          250,000
    Notes receivable-related party               646,512               --
    Goodwill, net                              4,003,925               --
    Deposits                                      80,336          132,523
    Other assets                                  15,170           23,907
                                               ----------       ----------
        Total other assets                     4,856,755          406,430
                                              ----------       ----------

                                              $8,732,836       $5,980,825
                                              ==========       ==========

    The accompanying notes are an integral part of the financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      JUNE 30,         DECEMBER 31,
                                                       2000                1999
CURRENT LIABILITIES:                                (UNAUDITED)
    Accounts payable-trade                         $  1,912,431        $    837,065
    Accounts payable-other                              428,516                  --
    Accrued expenses                                     63,218             199,955
    Unearned revenue                                    151,883             306,732
    Deferred revenue                                    211,562              73,646
    Other current liabilities                           191,429                  --
    Current portion of obligations
       under capital lease                               66,672              76,049
    Contracts payable                                    37,418              76,973
    Net assets held for disposal                      2,435,870             284,419
    Note payable stockholder                             34,700                  --
    Severance pay payable                                    --              90,000
    Commission payable                                       --             160,000
    Current portion of long-term debt                        --             250,346
    Settlement payable                                       --              83,866
    Note payable related party                               --              90,250
                                                   ------------        ------------

                Total current liabilities             5,533,699           2,529,301
                                                   ------------        ------------

LONG-TERM LIABILITIES
    Obligations under capital lease                      69,580             130,395
    Deferred revenue                                     94,050              22,455
                                                   ------------        ------------
                Total long-term liabilities             163,630             152,850
                                                   ------------        ------------


STOCKHOLDERS' EQUITY:
  Preferred stock - Series C -
    cumulative, fully participating
    convertible, $0.01 par value
    Authorized - 50,000 shares Issued
    and outstanding - 50,000 shares                         500                 500
  Preferred stock - Series A,
    cumulative, fully participating,
    convertible, $0.01 par value
    Authorized - 50,000 shares
    Issued and outstanding - 50,000 shares                   --              10,000
  Preferred stock - Series D,
    cumulative, fully participating,
    convertible, $0.001 par value
    Authorized - 75,000 shares
    Issued and outstanding - 75,000 shares                   75                  --
  Common stock - $0.001 par value
    Authorized - 50,000,000 shares
    Issued and outstanding - 21,721,453
    shares                                               21,721              18,345
  Additional paid-in capital                         25,862,006          25,764,947
  Members' deficit                                           --             (37,021)
  Retained deficit                                  (22,848,795)        (20,899,587)
                                                   ------------        ------------

                                                      3,035,507           4,857,184
  Less:  Subscriptions receivable                            --          (1,558,510)
                                                   ------------        ------------

                Total stockholders' equity            3,035,507           3,298,674
                                                   ------------        ------------

                                                   $  8,732,836        $  5,980,825
                                                   ============        ============

    The accompanying notes are an integral part of the financial statements.

                          eSAT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                           2000             1999            2000             1999
SALES                                                     1,341,499    $  1,080,652     $  2,396,203     $  1,824,167
COST OF SALES                                             1,510,861       1,119,201        2,461,642        1,925,678
                                                       ------------    ------------     ------------     ------------
                   Gross margin                            (169,362)        (38,549)         (65,439)        (101,511)

GENERAL AND ADMINISTRATIVE EXPENSES                       3,804,514       2,340,378        6,458,138        3,784,543
                                                       ------------    ------------     ------------     ------------

                   Loss from operations                  (3,973,876)     (2,378,927)      (6,523,577)      (3,886,054)
                                                       ------------    ------------     ------------     ------------

OTHER INCOME (EXPENSE)
      Compensation adjustment recognized
         under APB 25                                     3,614,885      53,731,496        6,930,672       67,876,429
      Gain (loss) on sale of assets                          25,000          (4,629)          25,000         (130,569)
      Interest income                                        10,355          21,187           28,279           52,346
      Other income                                            7,569           6,018            8,004           24,600
      Interest expense                                      (10,625)         (7,956)         (31,021)         (24,804)
      Worthless stock                                            --          (2,000)              --           (2,000)
                                                       ------------    ------------     ------------     ------------

                                                          3,647,184      53,744,116        6,960,934       67,796,002
                                                       ------------    ------------     ------------     ------------

                   Income (loss) before income taxes
                     and discontinued operations           (326,692)     51,365,189          437,357       63,909,948

PROVISION FOR INCOME TAXES                                       --           4,600               --            5,400
                                                       ------------    ------------     ------------     ------------

                   Income (loss) before
                     discontinued operations               (326,692)     51,360,589          437,357       63,904,548
                                                       ------------    ------------     ------------     ------------

DISCONTINUED OPERATIONS

      Loss from operations of discontinued subsidiary
        (less applicable income taxes of $-0-)           (1,004,142)             --       (1,184,404)              --
      Loss on disposal of discontinued subsidiary
        including provision of $967,050 for
        operating losses during the phase one period
        (less applicable losses of $-0-)                   (967,050)             --         (967,050)              --
                                                       ------------    ------------     ------------     ------------
                                                         (1,971,192)             --       (2,151,454)              --

                   Net income (loss)                   $ (2,297,884)   $ 51,360,589     $ (1,714,097)    $ 63,904,548
                                                       ============    ============     ============     ============

EARNINGS PER COMMON SHARE

      Income (loss) before discontinued operations     $      (0.02)   $       2.44     $       0.02     $       3.01
                                                       ============    ============     ============     ============

      Discontinued operations                          $      (0.09)   $         --     $      (0.10)    $         --
                                                       ============    ============     ============     ============

      Net income (loss)                                $      (0.11)   $       2.44     $      (0.08)    $       3.01
                                                       ============    ============     ============     ============

EARNINGS PER COMMON SHARE -- ASSUMING DILUTION

      Income (loss) before discontinued operations     $      (0.02)   $       1.97     $       0.02     $       2.33
                                                       ============    ============     ============     ============

      Discontinued operations                          $      (0.09)   $         --     $      (0.10)    $         --
                                                       ============    ============     ============     ============

      Net income (loss)                                $      (0.11)   $       1.97     $      (0.08)    $       2.33
                                                       ============    ============     ============     ============



    The accompanying notes are an integral part of the financial statements.

                          eSAT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       2000                   1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $ (1,714,097)          $  63,904,550
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Noncash items included in net income:
       Depreciation and amortization                                                   386,017                 139,596
       (Gain) loss on sale of assets                                                   (25,000)                130,569
       Loss on sale of worthless stock                                                      --                   2,000
       Allowance for doubtful notes receivable                                         178,932                      --
       Employee relocation expenses offset by note receivable reduction                117,000                      --
       Compensation - stock issued for services                                             --                 107,500
       Compensation - stock options issued for services                                919,249                      --
       Compensation adjustment recognized under APB 25                              (6,930,672)            (67,876,429)
     Net change in operating assets and liabilities                                    860,184                 524,370
                                                                                   -----------            ------------
                Net cash used in operating activities                               (6,208,387)             (3,067,844)
                                                                                   -----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of fixed assets                                               (676,158)               (331,686)
  Payments received on subscription receivable                                         558,510                      --
  Proceeds from sale of fixed assets                                                        --                  28,280
  Assets held for disposition, including accrued losses                              2,150,915                      --
  Receipt of payments on note receivable related party                                  61,990                      --
  Increase in notes receivable-related party                                          (829,012)               (241,624)
  Purchase of Interwireless                                                         (4,108,553)                     --
                                                                                   -----------            ------------
                Net cash used in investing activities                               (2,842,308)               (545,030)
                                                                                   -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in contracts payable                                                             --                  30,277
  Payments on note payable related party                                               (66,235)                     --
  Payments on contracts payable                                                        (39,555)                     --
  Payments on capital lease obligations                                                (33,133)                (12,110)
  Member distributions                                                                (111,423)                (65,226)
  Principal payments on long-term debt                                                (250,347)                (61,397)
  Preferred stock dividend paid                                                        (86,667)                     --
  Proceeds from issuance of preferred stock                                          6,893,225                      --
  Proceeds from issuance of common stock                                                    --               1,721,411
                                                                                    ----------            ------------
               Net cash provided by financing activities                             6,305,865               1,612,955
                                                                                    ----------            ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (2,744,830)             (1,999,919)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       3,412,205               2,703,516
                                                                                    ----------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   667,375            $    703,597
                                                                                    ==========            = ==========


    The accompanying notes are an integral part of the financial statements.

                  ESAT, INC. AND SUBSIDIARIES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2000 AND 1999 (UNAUDITED)



(1)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements of eSat, Inc. (the "Company") and subsidiaries include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of June 30, 2000 and 1999, and the results of operations, and cash flows for the three months and six months ended June 30, 2000 and 1999. The results of operations for the three months and six months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year or for any future period.

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

           Due to the large number of variable plan options granted by the Company in 1998 and the significant difference between the exercise price of those options and the fair value of the Company's stock at December 31, 1998, the Company recognized a substantial amount of non-cash compensation cost in 1998. Subsequently, a large number of forfeitures and the re-pricing to market of those options in 1999 and 2000 caused a considerable reversal of the previously recognized non-cash compensation cost. The resulting net income from operations for the period ended June 30, 2000 and 1999, should not be construed as profitable operations during those periods (See Note 3 for Going Concern disclosure).

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2000 AND 1999 (UNAUDITED)



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        b) Net Earnings or Loss Per Share

           The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:


                                                                THREE MONTHS ENDED JUNE 30,
                                                                   2000              1999
         Income available to common stockholders before
           adjustments                                        $ (2,297,884)      $51,360,589
         Preferred stock dividend                                  (75,000)               --
                                                              ------------       -----------

         Income available to common stockholders used
           in basic EPS                                       $ (2,372,884)      $51,360,589
                                                              ============       ===========

         Weighted average number of common
            shares used in basic EPS                            21,641,352        21,060,874
         Effect of dilutive securities:
                Stock options                                      334,628         2,904,948
                Warrants                                           283,127         2,153,558
                Convertible preferred stock Series A                71,837                --
                Convertible preferred stock Series C             2,000,000                --
                Convertible preferred stock Series D             2,571,428                --
                                                              ------------       -----------

         Weighted average number of common shares and
           dilutive potential common stock used in
           dilutive EPS                                         26,902,372        26,119,380
                                                              ============       ===========

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                   2000              1999
         Income available to common stockholders before
           adjustments                                        $ (1,714,097)      $63,904,548
         Preferred stock dividend                                  (86,667)               --
                                                              ------------       -----------

         Income available to common stockholders used
           in basic EPS                                       $ (1,800,764)      $63,904,548
                                                              ============       ===========

         Weighted average number of common
            shares used in basic EPS                            21,368,030        21,209,970
         Effect of dilutive securities:
                Stock options                                      334,628         4,308,795
                Warrants                                           283,127         1,891,364
                Convertible preferred stock Series A               287,347                --

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2000 AND 1999 (UNAUDITED)



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        b) Net Earning or Loss Per Share (Continued)

           Convertible preferred stock Series C             2,000,000             --
           Convertible preferred stock Series D             1,285,714             --
                                                           ----------     ----------
        Weighted average number of common share
          and dilutive potential common stock use in
          dilutive EPS                                     25,558,846     27,410,129
                                                           ==========     ==========

          For the six months and three months ended June 30, 2000 the calculation of certain earnings per share amounts are the same because potential dilutive securities would have had an antidilutive effect. The securities that would have had an antidilutive effect are presented above.

(3) GOING CONCERN

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has sustained substantial operating losses in recent years. In view of this matter, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent on the Company's ability to meet its financing requirements, and the success of its future operations.

        Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company feels certain financing arrangements coupled with product and services market introductions will provide sufficient cash to meet its operating and business expansion requirements in 2000.

(4) DISCONTINUED OPERATIONS

        On June 30, 2000 the Company adopted a formal plan to dispose of its majority owned subsidiary, iXposure, Inc., which is no longer part of the Company's strategic long-term growth objectives. The subsidiary is reported as a discontinued operation and its net assets and results of operations are reported separately in the unaudited consolidated financial statements. The disposal of the subsidiary is expected to be completed prior to December 31, 2000. During the six months ended June 30, 2000 iXposure completed a private placement of its common stock and is contemplating another private placement before December 31, 2000.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2000 AND 1999 (UNAUDITED)



(4)     DISCONTINUED OPERATIONS (Continued)

        The estimated loss on disposal of the discontinued operations of $967,050 (net of income tax benefit of $-0-) represents the Company's share of the provision of $1,050,000 for expected losses during the phase out period from July 1, 2000 to December 31, 2000. The Company's weighted average ownership percentage was 92.1 percent during the three months and six months ended June 30, 2000.

        Assets and liabilities of iXposure, Inc. to be disposed of consisted of the following at June 30, 2000:

        Cash                         $    82,191
        Accounts Receivable              118,950
        Other current assets              31,208
        Property and equipment           218,646
                                     -----------
           Total assets                  450,995

        Accounts payable                 189,926
        Loans payable                    250,000
        Loan payable-related party       646,512
        Losses and expenses accrued    1,050,000
        Minority interest in equity      750,427
                                     -----------
           Net assets to be
             disposed of             $(2,435,870)
                                     ===========

        Assets are shown at their expected net realizable value and liabilities are shown at their face amounts.

        Operating results of iXposure, Inc. for the three months and six months ended June 30, 2000 are shown separately in the accompanying income statement. iXposure had no operations during the first six months of 1999. Net sales of iXposure were $16,193 and $529,571 for the three months and six months ended June 30, 2000 respectively. These amounts are not included in net sales in the accompanying income statements.

(5)     BUSINESS ACQUISITIONS

        On April 13, 2000 the Company acquired InterWireless, Inc. in a business combination accounted for as a purchase. The purchase price of $4,197,881 exceeded the fair value of the net assets by $4,152,219, which will be amortized as goodwill using the straight-line method over 7 years. The results of operations of InterWireless, Inc. have been included with the result of the Company beginning April 13, 2000.

        On April 13, 2000 the Company acquired all of the outstanding common stock of PacificNet Technologies, Inc. in exchange for 2,750,000 shares of the Company's common stock, in a business combination account for as a pooling of interests.

        Historical financial information presented has been restated to include PacificNet Technologies, Inc.

(6)     NOTE RECEIVABLE -- EMPLOYEE

        Note receivable -- employee consists of a $250,000 note receivable from an employee dated June 9, 2000, due in monthly payments of $1,580, including interest at 6.5%, secured by personal property of the employee, matures June 9, 2030. Subsequent to year-end the employee left the Company. The former employee will forfeit to the Company 34,988 shares of the Company's stock, in exchange for the Company's forgiveness of the debt. At June 30, 2000 a valuation allowance of $178,932 was placed on the note receivable.

(7)     PREFERRED STOCK

        On April 13, 2000 all of the outstanding shares of Series A 12% convertible preferred stock were converted into 550,000 shares of common stock. The conversion price was $2 per share.

        On April 13, 2000 the Company issued 75,000 shares of 6% Series D preferred stock. This stock has a par value of $0.001, is fully participating and convertible into shares of common stock. The proceed were partially used to finance the acquisition of Interwireless, Inc.

                                   eSAT, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

          Sales from continuing operations for the three months ended June 30, 2000 increased to $1,341,499 from $1,080,652 in the prior year period. For the six month period ended June 30, 2000, revenues increased to $2,396,203 from $1,824,167 for the same period in the prior year. The 2000 revenue increased primarily due to an increase in the subscriber base and ancillary services revenue at the PacificNet subsidiary, as well as an increase in sales of the Company's disaster recovery products and services.

          Cost of sales for the second quarter 2000 totaled $1,510,861 as compared to $1,119,201 in 1999. For the six months ended June 30, 2000, cost of sales increased to $2,461,642 from $1,925,678 in the prior year period. The increase in 2000 is related to an increase in satellite access fees, data center equipment lease expenses and increases in technical staffing.

          General and administrative expenses increased from $2,340,378 for the quarter ended June 30, 1999 to $3,804,514 in the current year period. For the six month period ended June 30, 2000, general and administrative expenses totaled $6,458,138 as compared to $3,784,543 in the prior year period. The increase in 2000 reflect the cost of business continuity marketing and corporate investor relations programs, staffing increases in the areas of business and technical development, and legal and accounting fees associated with the Company becoming a full SEC reporting company in late 1999.

          Other income totaled $3,647,184 and $6,960,934, respectively, for the three and six month periods ended June 30, 2000, as compared to $53,744,116 and $67,796,002, respectively, for the three and six month periods ended June 30, 1999. Other income primarily represents a compensation adjustment recognized under APB 25.

          The loss from the operations and disposal of the discontinued subsidiary total $1,004,142 and $967,050, respectively, for the three months ended June 30, 2000. For the six month period ended June 30, 2000, the loss from the operations and disposal of the discontinued subsidiary total $1,184,404 and $967,050, respectively. These losses reflect costs associated with the Company's plan to divest of its majority-owned subsidiary, i-Xposure, Inc. The disposal of the subsidiary is expected to be completed by December 31, 2000.

                                   eSAT, INC.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's operations have historically been financed from the sale of preferred and common stock. At June 30, 2000, the Company had cash and cash equivalents on hand of $667,375 and working capital of ($3,609,129), as compared to cash and cash equivalents of $3,412,205 and working capital of $1,993,158 at December 31, 1999. The deficit working capital at June 30, 2000 includes ($2,435,870) relating to the net assets of the discontinued subsidiary.

          Net cash used in operating activities of $6,208,387 and $3,067,844 for the six months ended June 30, 2000 and 1999, respectively, is attributable primarily to operating losses as adjusted for compensation expense recognized under APB 25 and FAS 123.

          Net cash used in investing activities totaled $2,842,308 and $545,030 for the six months ended June 30, 2000 and 1999, respectively. Net cash used in 2000 represents primarily the purchase of Interwireless as offset by the recognition of the disposal of the Company's investment in the i-Xposure subsidiary.

          Net cash provided by financing activities totaled $6,305,865 for the six months ended June 30, 2000 as compared to $1,612,955 in 1999. The 2000 and 1999 balances primarily reflect the sale of preferred and common stock, respectively.

        To the extent that the Company's revenues increase in the remainder of the fiscal year, we anticipate significant increases in operating expenses, working capital and capital expenditures. The cost to purchase additional fixed assets, primarily satellite and microwave transmission and receiving equipment, and to finance working capital requirements is approximately $25,000,000.

        In April 2000, all of the outstanding Series A Preferred Stock was converted into 550,000 shares of common stock.

        In April 2000, the Company entered into an agreement with the holder of the Series C Preferred Stock for the purpose of raising additional capital. Pursuant to that agreement, a total of $7,500,000 of Series D 6% Convertible Preferred Stock was sold. In addition to the shares purchased, the agreement calls for the issuance of warrants to purchase 1,283,422 shares of common stock at an initial exercise price of $3.9844 per share.

        In August, 2000 a total of $3,000,000 of Series E 6% Convertible Preferred Stock was sold. In addition to the shares sold, the agreement calls for the issuance of warrants to purchase 666,075 shares of common stock at an exercise price of $1.5225 per share. The Company also modified the terms of its equity line of credit with Wentworth, LLC. A total of $7,000,000 is available under this facility.

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

                                   eSAT, INC.


                                  RISK FACTORS

    WE HAVE REPORTED LOSSES FROM OPERATIONS FOR OUR LAST THREE YEARS AND FOR THE SIX MONTHS ENDED JUNE 30, 2000, AND, IF WE DO NOT BECOME PROFITABLE, OUR BUSINESS WILL BE ADVERSELY AFFECTED AND THE VALUE OF YOUR INVESTMENT WILL DECLINE.

    For the six months ended June 30, 2000, we incurred a loss from continuing operations of $6,960,934, including all research and development costs. For the fiscal year ended December 31, 1999, we incurred a loss from operations of $8,925,896 as compared to a loss from operations of $2,957,991 for the fiscal year ended December 31, 1998. The losses were primarily due to: (i) employee compensation, which increased because of additional sales and operations staff hired in 1998 in anticipation of future growth of our operations; (ii) expenses related to marketing; and (iii) lack of product sales. In addition, we incurred significant research and development costs associated with new products. There can be no assurance that we will be able to generate sufficient revenues to operate profitably in the future or to pay our debts as they become due. The company is dependent upon successful completion of future capital infusions to continue operations. See "Management's Discussion and Analysis of Financial Condition."

    The Company's net income in 1999 is primarily a result of its method of accounting for stock-based compensation. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, and Complies with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. Under APB 25, compensation cost is recognized on fixed plans over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. For variable plans, APB 25 requires recognition of compensation cost over the vesting period based on the difference, if any, on the period-end date between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Forfeitures of variable plan options result in a reversal of previously recognized compensation cost.

    Due to the large number of variable plan options granted by the Company in 1998 and the significant difference between the exercise price of those options and the fair value of the Company's stock at December 31, 1998, the Company recognized a substantial amount of non-cash compensation cost in 1998. Subsequently, a large number of forfeitures and the re-pricing to market of those options in 1999 caused a considerable reversal of the previously recognized non-cash compensation cost. The resulting net income for the three and six month periods ended June 30, 1999 should not be construed as profitable operations during those periods.

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

                                   eSAT, INC.


PART II. OTHER INFORMATION

    ITEM 2. CHANGES IN SECURITIES

            (c) Recent sales of unregistered securities

    In August 2000, the Company issued 30,000 shares of Series E 6% convertible preferred stock to Wentworth, LLC for a total of $3,000,000. The preferred stock has a liquidation preference of $100 per share, bears cumulative dividends at 6% per annum payable in cash or common stock, and is convertible into common stock at the lesser of $1.5225 or 85% of the average closing pice for the five trading days immediately prior to the conversion. The shares were issued to accredited investors pursuant to
    Section 4(2) of the Securities Act of 1933, as amended.

    ITEM 5. OTHER INFORMATION

    On June 30, 2000 the Company adopted a formal plan to dispose of its majority owned subsidiary, i-xposure, Inc., which is no longer part of the Company's strategic long-term growth objectives. The subsidiary is reported as a discontinued operation and its net assets and results of operations are reported separately in the unaudited consolidated financial statements. The disposal of the subsidiary is expected to be completed prior to December 31, 2000. During the six months ended June 30, 2000 i-xposure, Inc. completed a private placement of its common stock and is contemplating another private placement before December 31, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        3.1     Series E 6% Convertible Preferred Stock Certificate of
                Designations

        3.2 Amended Series D 6% Convertible Preferred Stock Certificate of Designations

        4.1     Same as Exhibit 3.1

        4.2     Same as Exhibit 3.2


        10.1 Modification Agreement between Wentworth, LLC and the Company dated August 9, 2000

        10.2 Private Equity Credit Agreement by and between Esat, Inc. and Wentworth, LLC dated August 9, 2000

        10.3    Wentworth, LLC Registration Rights Agreement dated August 9,
                2000

        27.1    Financial Data Schedule


(b)     REPORTS ON FORM 8-K

        (i) A report on Form 8-K was filed on April 19, 2000 relating to the acquisition of PacificNet Technologies, Inc. and Interwireless, Inc. Financial statements for the businesses acquired and pro forma financial information was filed on May 24, 2000 with Amendment no. 2 to the Company's Registration Statement on Form S-1 file no. 333-95451.

                                   eSAT, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                             eSAT, INC.


Date: August 14, 2000                        By: /s/ Mark S. Basile
      ---------------                            -------------------------------
                                                 Mark S. Basile
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Series E 6% Convertible Preferred Stock Certificate of Designations

  3.2     Amended Series D 6% Convertible Preferred Stock Certificate of
          Designations

  4.1     Same as Exhibit 3.1

  4.2     Same as Exhibit 3.2


 10.1     Modification Agreement between Wentworth, LLC and the Company dated
          August 9, 2000

 10.2     Private Equity Credit Agreement by and between Esat, Inc. and
          Wentworth, LLC dated August 9, 2000

 10.3     Wentworth, LLC Registration Rights Agreement dated August 9, 2000

 27.1     Financial Data Schedule