Form 10-Q
period 2000-09-30
ESAT INC
filed 2000-11-14
CIK 1081798

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2000

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


                                 (818) 464-2670
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    PAR VALUE $.001                                      23,429,433
-----------------------                       ----------------------------------
(Class of Common Stock)                       (Outstanding at November 9, 2000)

================================================================================
                          eSAT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE NUMBER
                                                                           -----------
PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS.

                  Consolidated Balance Sheets as of September 30, 2000
                  (unaudited) and December 31, 1999                             3

                  Unaudited Consolidated Statements of Operations for the
                  three and nine months ended September 30, 2000 and 1999       4

                  Unaudited Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2000 and 1999                 5

                  Notes to Consolidated Financial Statements                    6

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.                         10

PART II.  OTHER INFORMATION

          ITEM 2. CHANGES IN SECURITIES                                        19

          ITEM 5. OTHER INFORMATION                                            19

SIGNATURE                                                                      20

                          eSAT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

ASSETS

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 2000             1999
CURRENT ASSETS:                               (UNAUDITED)
    Cash and cash equivalents                 $  103,815       $3,412,205
    Accounts receivable, net                     729,449          471,899
    Inventory, net                               218,005          135,189
    Other current assets                          14,904           17,866
    Deposits                                     273,359          420,747
    Notes receivable-related party                    --           64,553
                                              ----------       ----------
                Total current assets           1,339,532        4,522,459
                                              ----------       ----------
PROPERTY AND EQUIPMENT, NET                    3,357,770        1,051,936
                                              ----------       ----------
OTHER ASSETS:
    Note receivable                                   --          250,000
    Notes receivable-related party               832,120               --
    Goodwill, net                              3,855,632               --
    Deposits                                      80,336          132,523
    Other assets                                  10,805           23,907
                                              ----------       ----------
        Total other assets                     4,778,893          406,430
                                              ----------       ----------

                                              $9,476,195       $5,980,825
                                              ==========       ==========

    The accompanying notes are an integral part of the financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   SEPTEMBER 30,        DECEMBER 31,
                                                       2000                1999
CURRENT LIABILITIES:                                (UNAUDITED)
    Accounts payable-trade                         $  1,812,185        $    837,065
    Accounts payable-other                            1,210,800                  --
    Accrued expenses                                    241,873             199,955
    Unearned revenue                                    151,883             306,732
    Deferred revenue                                    286,105              73,646
    Other current liabilities                           345,000                  --
    Current portion of obligations
       under capital lease                               44,516              76,049
    Contracts payable                                    22,948              76,973
    Net assets held for disposal                      2,435,870             284,419
    Note payable stockholder                             34,700                  --
    Severance pay payable                                    --              90,000
    Commission payable                                       --             160,000
    Current portion of long-term debt                        --             250,346
    Settlement payable                                       --              83,866
    Note payable related party                               --              90,250
                                                   ------------        ------------

                Total current liabilities             6,585,880           2,529,301
                                                   ------------        ------------

LONG-TERM LIABILITIES
    Obligations under capital lease                      53,950             130,395
    Deferred revenue                                         --              22,455
                                                   ------------        ------------
                Total long-term liabilities              53,950             152,850
                                                   ------------        ------------


STOCKHOLDERS' EQUITY:
  Preferred stock - Series C -
    cumulative, fully participating
    convertible, $0.001 par value
    Authorized - 50,000 shares Issued
    and outstanding - 50,000 shares                          50                  50
  Preferred stock - Series A,
    cumulative, fully participating,
    convertible, $0.001 par value
    Authorized - 50,000 shares
    Issued and outstanding - 50,000 shares                   --              10,000
  Preferred stock - Series D,
    cumulative, fully participating,
    convertible, $0.001 par value
    Authorized - 75,000 shares
    Issued and outstanding - 72,100 shares                   72                  --
  Preferred stock - Series E,
    cumulative, fully participating,
    convertible, $0.001 par value
    Authorized - 30,000 shares
    Issued and outstanding - 30,000 shares                   30                  --
  Common stock - $0.001 par value
    Authorized - 100,000,000 shares
    Issued and outstanding - 22,134,065 shares           22,134              18,345
  Additional paid-in capital                         27,932,899          25,765,397
  Members' deficit                                           --             (37,021)
  Retained deficit                                  (25,118,820)        (20,899,587)
                                                   ------------        ------------

                                                      2,836,365           4,857,184
  Less:  Subscriptions receivable                            --          (1,558,510)
                                                   ------------        ------------

                Total stockholders' equity            2,836,365           3,298,674
                                                   ------------        ------------

                                                   $  9,476,195        $  5,980,825
                                                   ============        ============

    The accompanying notes are an integral part of the financial statements.

                          eSAT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                           2000             1999            2000             1999
SALES                                                  $  1,439,185    $    879,593     $  3,806,481     $  2,703,760
COST OF SALES                                             1,618,468         892,133        4,240,657        2,817,811
                                                       ------------    ------------     ------------     ------------
                   Gross margin                            (179,283)        (12,540)        (434,176)        (114,051)

GENERAL AND ADMINISTRATIVE EXPENSES                       2,660,680       2,151,665        8,921,641        5,936,208
                                                       ------------    ------------     ------------     ------------

                   Loss from operations                  (2,839,963)     (2,164,205)      (9,355,817)      (6,050,259)
                                                       ------------    ------------     ------------     ------------

OTHER INCOME (EXPENSE):
      Compensation adjustment recognized
         under APB 25                                       575,007      13,633,701        7,505,679       81,510,130
      Gain (loss) on sale of assets                              --              --           25,000         (130,569)
      Interest income                                         2,703           3,050           30,966           55,396
      Other income                                           (1,946)        147,060           (1,651)         171,660
      Interest expense                                       (5,825)        (10,274)         (36,847)         (35,078)
      Worthless stock                                            --              --               --           (2,000)
                                                       ------------    ------------     ------------     ------------

                                                            569,939      13,773,537        7,523,147       81,569,539
                                                       ------------    ------------     ------------     ------------

                   Income (loss) before income taxes
                     and discontinued operations         (2,270,024)     11,609,332       (1,832,670)      75,519,280

PROVISION FOR INCOME TAXES                                       --              --               --            5,400
                                                       ------------    ------------     ------------     ------------

                   Income (loss) before
                     discontinued operations             (2,270,024)     11,609,332       (1,832,670)      75,513,880
                                                       ------------    ------------     ------------     ------------

DISCONTINUED OPERATIONS:

      Loss from operations of discontinued subsidiary
        (less applicable income taxes of $-0-)                   --        (107,677)      (1,184,404)        (107,677)
      Loss on disposal of discontinued subsidiary
        including provision of $967,050 for
        operating losses during the phase one period
        (less applicable losses of $-0-)                         --              --         (967,050)              --
                                                       ------------    ------------     ------------     ------------
                                                                 --              --       (2,151,454)        (107,677)
                                                       ------------    ------------     ------------     ------------
                   Net income (loss)                   $ (2,270,024)   $ 11,501,655     $ (3,984,124)    $ 75,406,203
                                                       ============    ============     ============     ============

EARNINGS PER COMMON SHARE

      Income (loss) before discontinued operations     $      (0.10)   $       0.57     $      (0.09)    $       3.60
                                                       ============    ============     ============     ============

      Discontinued operations                          $         --    $      (0.01)    $      (0.10)    $         --
                                                       ============    ============     ============     ============

      Net income (loss)                                $      (0.10)   $       0.56     $      (0.19)    $       3.60
                                                       ============    ============     ============     ============

EARNINGS PER COMMON SHARE -- ASSUMING DILUTION

      Income (loss) before discontinued operations     $      (0.10)   $       0.47     $      (0.09)    $       2.82
                                                       ============    ============     ============     ============

      Discontinued operations                          $         --    $      (0.01)    $      (0.10)    $         --
                                                       ============    ============     ============     ============

      Net income (loss)                                $      (0.10)   $       0.46     $      (0.19)    $       2.82
                                                       ============    ============     ============     ============



    The accompanying notes are an integral part of the financial statements.

                          eSAT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       2000                   1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $ (3,984,124)          $  75,406,203
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Noncash items included in net income:
       Depreciation and amortization                                                   719,170                 235,596
       (Gain) loss on sale of assets                                                   (25,000)                130,569
       Loss on disposal of worthless stock                                                  --                   2,000
       Allowance for doubtful notes receivable                                          16,745                      --
       Employee relocation expenses offset by note receivable reduction                192,500                      --
       Compensation - stock issued for services                                         18,750                 434,607
       Compensation - stock options issued for services                                919,249                      --
       Compensation adjustment recognized under APB 25                              (7,505,679)            (81,510,130)
     Net change in operating assets and liabilities                                  1,073,982               1,162,069
                                                                                   -----------            ------------
                Net cash used in operating activities                               (8,584,407)             (4,139,086)
                                                                                   -----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of fixed assets                                             (1,442,394)               (560,840)
  Payments received on subscription receivable                                         558,510                      --
  Proceeds from sale of fixed assets                                                        --                  28,280
  Assets held for disposition, including accrued losses                              2,151,984                      --
  Receipt of payments on note receivable related party                                  64,553                      --
  Increase in notes receivable-related party                                          (832,119)               (263,500)
  Purchase of Interwireless                                                         (4,152,219)                     --
  Receipt of payment on note receivable                                                 25,000                      --
                                                                                   -----------            ------------
                Net cash used in investing activities                               (3,626,685)               (796,060)
                                                                                   -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in contracts payable                                                             --                  24,354
  Payments on note payable related party                                               (66,235)                     --
  Payments on contracts payable                                                        (54,025)                 17,860
  Payments on capital lease obligations                                                (48,966)                (43,555)
  Member distributions                                                                (111,423)               (105,226)
  Principal payments on long-term debt                                                (250,347)                (70,460)
  Preferred stock dividend paid                                                        (86,667)                     --
  Proceeds from issuance of preferred stock                                          9,520,365                      --
  Proceeds from issuance of common stock                                                    --               2,471,411
                                                                                    ----------            ------------
               Net cash provided by financing activities                             8,902,702               2,294,384
                                                                                    ----------            ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (3,308,390)              2,640,762

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       3,412,205               2,703,516
                                                                                    ----------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  103,815            $     62,754
                                                                                    ==========            ============


    The accompanying notes are an integral part of the financial statements.

                  ESAT, INC. AND SUBSIDIARIES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)



(1)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements of eSat, Inc. (the "Company") and subsidiaries include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 2000 and 1999, and the results of operations, for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 2000 and 1999. The results of operations for the three months and nine months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year or for any future period.

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

        Due to the large number of variable plan options granted by the Company in 1998 and the significant difference between the exercise price of those options and the fair value of the Company's stock at December 31, 1998, the Company recognized a substantial amount of non-cash compensation cost in 1998. Subsequently, a large number of forfeitures and the re-pricing to market of those options in 1999 and 2000 caused a considerable reversal of the previously recognized non-cash compensation cost. The resulting net income from operations for the periods ended September 30, 1999, and other income amounts for the periods ended September 30, 2000 should not be construed as profitable operations during those periods (See Note 3 for Going Concern disclosure).

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        b) Net Earnings or Loss Per Share

           The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:


                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                         1999
         Income available to common stockholders before
           adjustments                                               $11,501,655
         Preferred stock dividend                                             --
                                                                     -----------

         Income available to common stockholders used
           in basic EPS                                              $11,501,655
                                                                     ===========

         Weighted average number of common
            shares used in basic EPS                                  20,441,952
         Effect of dilutive securities:
                Stock options                                          2,284,742
                Warrants                                               2,162,727
                                                                     -----------
         Weighted average number of common shares and
           dilutive potential common stock used in
           dilutive EPS                                               24,889,421
                                                                     ===========

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                            1999
         Income available to common stockholders before
           adjustments                                                $75,406,203
         Preferred stock dividend                                              --
                                                                      -----------

         Income available to common stockholders used
           in basic EPS                                               $75,406,203
                                                                      ===========

         Weighted average number of common
            shares used in basic EPS                                   20,951,151
         Effect of dilutive securities:
                Stock options                                           3,666,880
                Warrants                                                2,101,485
                                                                       ----------
         Weighted average number of common share
            and dilutive potential common stock use in
            dilutive EPS                                               26,719,516
                                                                       ==========


                                                                 N

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        b) Net Earning or Loss Per Share (Continued)

          For the nine months and three months ended September 30, 2000 the calculation of earnings per share amounts are the same because potential dilutive securities would have had an antidilutive effect. The securities that would have had an antidilutive effect include stock options, warrants and convertible preferred stock. The weighted average number of common shares used in the calculation of basic earnings per share for the three months and nine months ended September 30, 2000 were 21,766,181 and 21,528,155 respectively.

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

        At September 30, 2000, the Company did not have sufficient cash and cash equivalents to funds its operations through December 31, 2000. On October 6, 2000 the Company raised an additional $2,000,000 from Wentworth, LLC (the "New Money") pursuant to a modification of the Private Equity Credit Agreement ("PECA") between the Company and Wentworth LLC, dated August 9, 2000. Together with cash on hand, cash equivalents and the New Money, the Company still does not have sufficient cash or cash equivalents to fund its operations through December 31, 2000. The Company's ability to meet its operating and business expansion requirements for the duration of 2000 is highly dependent upon i) the Company's compliance with the conditions precedent to additional financing under the PECA, including without limitation the requirement of no material adverse change to the business or financial condition of the Company, and ii) Wentworth LLC's performance under the PECA.

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

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)



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

        Assets and liabilities of i-Xposure, Inc. to be disposed of consisted of the following at September 30, 2000:

        Accounts receivable          $    10,109
        Other current assets              31,208
        Property and equipment           233,699
                                     -----------
           Total assets                  275,016

        Bank overdraft                    69,804
        Accounts payable                 211,580
        Loans payable                    250,000
        Loans Payable-stockbroker         30,000
        Loan payable-related party       832,120
        Losses and expenses accrued      592,897
        Minority interest in equity      724,485
                                     -----------
           Net assets to be
             disposed of             $(2,435,870)
                                     ===========

        Assets are shown at their expected net realizable value and liabilities are shown at their face amounts.

        Operating results of i-Xposure, Inc. for the nine months ended September 30, 2000 are shown separately in the accompanying income statement. i-Xposure, Inc. commenced operations in the third quarter of 1999. The Net sales of i-Xposure, Inc. were $578 and $528,993 for the three months and nine months ended September 30, 2000 respectively. The Net loss of i-Xposure, Inc. was $496,097 and $1,782,118 for the three and nine months ended September 30, 2000 respectfully. These amounts are not included in net sales or net loss in the accompanying income statements.

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

(6)     PREFERRED STOCK

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

        In August, 2000 the Company issued 30,000 shares of 6% Series E preferred stock. This stock has a par value of $0.001, and is fully participating and convertible into shares of common stock.

        During the third quarter, 2,900 shares of 6% Series D preferred stock was converted into 335,181 shares of common stock.

                                   eSAT, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

Sales from continuing operations for the three months ended September 30, 2000 increased to $1,439,185 from $879,593 in the prior year period. For the nine month period ended September 30, 2000, revenues increased to $3,806,481 from $2,703,760 for the same period in the prior year. The 2000 revenue increased primarily due to an increase in the subscriber base and ancillary services revenue at the PacificNet subsidiary, and to a lesser extent, increases in sales of the Company's disaster recovery products and services.

Cost of sales for the third quarter 2000 totaled $1,618,468 as compared to $892,133 in 1999. For the nine months ended September 30, 2000, cost of sales increased to $4,240,657 from $2,817,811 in the prior year due primarily to technical staffing increases at the Company's network operations center, increases in related hardware supplies and maintenance, start up cost incurred in developing the Company's fixed wireless network and an increase in satellite access fees.

General and administrative expenses increased from $2,151,665 for the quarter ended September 30, 1999 to $2,660,680 in the current year period. For the nine month period ended September 30, 2000, general and administrative expenses totaled $8,921,641 as compared to $5,936,208 in the prior year period. The increase in 2000 reflects the cost of business continuity marketing and corporate investor relations programs, staffing increased in the areas of business and technical development and legal and accounting fees associated with the Company becoming a full SEC reporting company in late 1999.

Other income totaled $569,939 and $7,523,147, respectively, for the three and nine month periods ended September 30, 2000, as compared to $13,773,537 and $81,569,539, respectively for the three and nine month periods ended September 30, 1999. Other income primarily represents a compensation adjustment recognized under APB 25.

For the nine month period ended September 30, 2000, the loss from the operations and disposal of the discontinued subsidiary total $1,184,404 and $967,070, respectively. These losses were recorded during the second quarter 2000 and represent costs associated with the Company's plan to divest of its majority-owned subsidiary, i-xposure, Inc. No additional provision was recorded during the quarter ended September 30, 2000.

                                   eSAT, INC.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's operations have historically been financed from the sale of preferred and common stock. At September 30, 2000, the Company had cash and cash equivalents on hand of $103,815 and working capital of ($5,246,348) as compared to cash and cash equivalents of $3,412,205 and working capital of ($1,993,158) at December 31, 1999.

          Net cash used in operating activities of $8,584,407 and $4,139,086 for the nine months ended September 30, 2000 and 1999, respectively, is attributable primarily to operating losses as adjusted for compensation expense recognized under APB 25 and FAS 123.

          Net cash used in investing activities totaled $3,626,685 and $796,060 for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in 2000 represents primarily the purchase of Interwireless and fixed assets, as offset by the recognition of the disposal of the Company's investment in the i-Xposure, Inc. subsidiary.

          Net cash provided by financing activities totaled $8,902,702 for the nine months ended September 30, 2000 as compared to $2,294,384 for the same period in 1999. The balances in both periods primarily represent the sale of preferred and common stock.

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

          In August, 2000 a total of $3,000,000 of Series E 6% convertible preferred stock was sold. In addition to the shares sold, the agreement calls for the issuance of warrants to purchase 666,075 shares of common stock at an exercise price of $1.5225 per share. The Company also modified the terms of its equity line of credit with Wentworth, LLC including the establishment of a $7,000,000 credit limit on the facility under a Private Equity Credit Agreement ("PECA".)

          In October, 2000, the Company received $2,000,000 under a modification to the PECA. In accordance with the agreement, shares of the Company's common stock are issuable to Wentworth, LLC upon receipt of their call notice. A call notice on this financing has not been received by the Company to date. The PECA also calls for the issuance of warrants to purchase shares of an amount equal to 15% (25% under the October modification) of the shares issued from each put or call notice at a price of 125% of the market price with respect to each funding under the PECA including the $2,000,000 financing.

          Under the terms of the PECA, the Company is committed to use $3,000,000 of the $5,000,000 currently unused portion of the credit line by August 2001.

          At September 30, 2000, the Company did not have sufficient cash and cash equivalents to fund its operations through December 31, 2000. On October 6, 2000 the Company raised an additional $2,000,000 from Wentworth, LLC (the "New Money") pursuant to a modification of the PECA between the Company and Wentworth LLC, dated August 9, 2000. Together with cash on hand, cash equivalents and the New Money, the Company still does not have sufficient cash or cash equivalents to fund its operations through December 31, 2000. The Company's ability to meet its operating and business expansion requirements for the duration of 2000 is highly dependent upon i) the Company's compliance with the conditions precedent to additional financing under the PECA, including without limitation the requirement of no material adverse change to the business or financial condition of the Company, and ii) Wentworth LLC's performance under the PECA.

                                   eSAT, INC.


    IMPACT OF YEAR 2000

     We experienced no interruptions in our operations when the calendar year changed to the year 2000. We believe that our products and services, and products which we purchase from third party vendors, are designed to operate continuously regardless of date changes.

                                   eSAT, INC.


                                  RISK FACTORS

    WE HAVE REPORTED LOSSES FROM OPERATIONS FOR OUR LAST THREE YEARS AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000, AND, IF WE DO NOT BECOME PROFITABLE, OUR BUSINESS WILL BE ADVERSELY AFFECTED AND THE VALUE OF YOUR INVESTMENT WILL DECLINE.

    For the nine months ended September 30, 2000, we incurred a loss from continuing operations of $9,355,817, including all research and development costs. For the fiscal year ended December 31, 1999, we incurred a loss from operations of $8,925,896 as compared to a loss from operations of $2,957,991 for the fiscal year ended December 31, 1998. The losses were primarily due to: (i) employee compensation, which increased because of additional sales and operations staff hired in anticipation of future growth of our operations; (ii) expenses related to marketing; and (iii) lack of product sales. In addition, we incurred significant research and development costs associated with new products. There can be no assurance that we will be able to generate sufficient revenues to operate profitably in the future or to pay our debts as they become due. The company is dependent upon successful completion of future capital infusions to continue operations. See "Management's Discussion and Analysis of Financial Condition."

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

    Due to the large number of variable plan options granted by the Company in 1998 and the significant difference between the exercise price of those options and the fair value of the Company's stock at December 31, 1998, the Company recognized a substantial amount of non-cash compensation cost in 1998. Subsequently, a large number of forfeitures and the re-pricing to market of those options in 1999 caused a considerable reversal of the previously recognized non-cash compensation cost. The resulting net income for the three and nine month periods ended September 30, 1999 should not be construed as profitable operations during those periods.

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

LOSS OF KEY MEMBERS OF OUR SENIOR MANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS AND PROSPECTS.

        Our success will be dependent largely upon the personal efforts of our Chairman and Chief Executive Officer, Chester L. Noblett, as well as other senior managers. The loss of their services could have a material adverse effect on our business and prospects. We have no life insurance on any of our officers. Mr. Noblett's and certain senior manager services are governed by agreements. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to hire or retain qualified personnel. Any inability to attract and retain qualified management and other personnel could have a material adverse effect on us.

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


PART II. OTHER INFORMATION

    ITEM 2. CHANGES IN SECURITIES

            (c) Recent sales of unregistered securities

    In October 2000, the Company issued a $2,000,000 put notice to Wentworth, LLC, under its private equity credit line. Shares of the Company's common stock are issuable under this drawdown upon receipt of a call notice from Wentworth, LLC. The conversion price used in the calculation of the shares issuable at the date of the call notice is 85% of the average closing price for the five trading days immediately prior to the date of the call. Wentworth, LLC is an accredited investor pursuant to Section 4 (2) and Regulation S of the Securities Act of 1933.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            (c) At the Annual Meeting of the Stockholders of eSat, Inc. held on September 15, 2000, the following actions were taken:

                (1) All of the Company's director positions were subject to election. Results were as follows:

                    Michael C. Palmer - 17,269,625 votes for, none against and 195,855 votes abstained;

                    Chester L. Noblett - 17,263,625 votes for, none against and 195,855 votes abstained;

                    Ed Raymund - 17,273,125 votes for, none against and 195,855 votes abstained;

                    Esther Rodriguez - 17,208,125 votes for, none against and 195,855 votes abstained;

                    James Fuchs - 17,271,125 votes for, none against and 195,855 votes abstained;

                    Sal Piraino - 17,207,755 votes for, none against and 195,855 votes abstained;

                (2) The Company's articles of incorporation were amended to increase the number of common shares authorized from 50,000,000 to 100,000,000 with 16,355,352 votes for,
                    1,018,474 against and 32,198 abstained.

                (3) The number of shares reserved for issuance under the
                    Company's 1997 Stock Option and Stock Bonus Plan was increased to 7,580,000 with 5,790,221 votes for, 1,105,847 against and 30,778 abstained.

                (4) The Company's 2000 Stock Option Plan was adopted with
                    3,000,000 shares of common stock reserved for issuance under the plan with 5,810,108 votes for, 1,070,658 against and 38,030 abstained.

                (5) The selection of the firm of Sprayberry, Barnes, Marietta &
                    Luttrell formerly known as Carpenter, Kuhen & Sprayberry as the Company's independent auditors for 2000 was ratified with 17,143,584 votes for, 205,332 against and 40,518 abstained.

    ITEM 5. OTHER INFORMATION

    (a) On June 30, 2000 the Company adopted a formal plan to dispose of its majority owned subsidiary, i-xposure, Inc., which is no longer part of the Company's strategic long-term growth objectives. The subsidiary is reported as a discontinued operation and its net assets and results of operations are reported separately in the unaudited consolidated financial statements. In October 2000, the Company entered into an agreement with a private investor to sell a majority of its interest in the i-xposure, Inc. subsidiary. The Company received a promissory note from i-xposure, Inc. in the amount of $700,000, payable quarterly from the net profits of the business for a period of five years. The agreement requires the Company to guarantee i-xposure, Inc. revenue of up to $130,000 in each of the months October through December, 2000. Additionally, the Company has guaranteed up to $150,000 plus interest of bridge loan financing provided to i-xposure, Inc. from the investor.

    (b) In September 2000, Esther Rodriguez resigned from the Company's Board of Directors. In October 2000, Michael C. Palmer resigned from the Company's Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        3.1 Amended Series C 6% Convertible Preferred Stock Certificate of Designations

        3.2 Amended Series D 6% Convertible Preferred Stock Certificate of Designations

        4.1     Same as Exhibit 3.1

        4.2     Same as Exhibit 3.2

        10.1 Modification Agreement between Wentworth, LLC and the Company dated October 6, 2000

        27.1    Financial Data Schedule


(b)     REPORTS ON FORM 8-K

        (i) A report on Form 8-K was filed on September 21, 2000 announcing that Michael C. Palmer is no longer serving as President, Chief Executive Officer and Secretary of the Company. Chester L. Noblett will serve as acting Chief Executive Officer, Mark S. Basile was appointed as the Company's Secretary and David Pennells was appointed to the Board of Directors to fill a vacancy.

                                   eSAT, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                             eSAT, INC.


Date: November 14, 2000                      By: /s/ Mark S. Basile
      -----------------                          -------------------------------
                                                 Mark S. Basile
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Amended Series C 6% Convertible Preferred Stock Certificate of
          Designations

  3.2     Amended Series D 6% Convertible Preferred Stock Certificate of
          Designations

  4.1     Same as Exhibit 3.1

  4.2     Same as Exhibit 3.2


 10.1     Modification Agreement between Wentworth, LLC and the Company dated
          October 6, 2000

 27.1     Financial Data Schedule