Form 10-Q/A
period 2000-03-31
ESAT INC
filed 2001-03-29
CIK 1081798

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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
CURRENT ASSETS:                               (UNAUDITED)
                                             (AS RESTATED)
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
                                              ==========       ==========


    The accompanying notes are an integral part of the financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     MARCH 31,         DECEMBER 31,
                                                       2000                1999
CURRENT LIABILITIES:                                (UNAUDITED)
                                                   (AS RESTATED)
    Accounts payable                               $  1,050,977        $    791,467
    Accrued expenses                                    366,436             161,713
    Unearned revenue                                     74,052              78,161
    Current portion of obligations
       under capital lease                               22,714              28,401
    Other current liabilities                                --                  --
    Payroll taxes payable                                    --                  --
    Commission payable                                       --             160,000
    Note payable related party                               --              90,250
    Severance pay payable                                    --              90,000
    Settlement payable                                   59,866              83,866
    Current portion of accrued media licenses           135,357                  --
                                                   ------------        ------------

                Total current liabilities             1,709,402           1,483,858
                                                   ------------        ------------

LONG-TERM LIABILITIES                                    62,976              59,416
                                                   ------------        ------------
COMMITMENTS AND CONTINGENCIES                                --                  --
                                                   ------------        ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - Series C -
    cumulative, fully participating
    convertible, $0.01 par value
    Authorized - 50,000 shares Issued
    and outstanding - 50,000 shares
    (Aggregate liquidation preference
    $4,999,500 in 1999)                                     500                 500
  Preferred stock - Series A,
    cumulative, fully participating,
    convertible, $0.01 par value
    Authorized - 2,000,000 shares
    Issued and outstanding - 1,000,000
    (Aggregate liquidation preference
    $1,990,000 in 1999)                                  10,000              10,000
  Common stock - $0.001 par value
    Authorized - 50,000,000 shares
    Issued and outstanding - 18,345,214
    shares at December 31, 1999                          18,472              18,345
  Additional paid-in capital                         23,343,883          25,764,947
  Retained deficit                                  (21,553,207)        (20,899,587)
                                                   ------------        ------------

                                                      1,819,648           4,894,205
  Less:  Subscriptions receivable                      (558,510)         (1,558,510)
  Minority interest in equity of subsidiary             703,859             277,500
                                                   ------------        ------------

                Total stockholders' equity            1,964,997           3,613,195
                                                   ------------        ------------

                                                   $  3,737,375        $  5,156,469
                                                   ============        ============

    The accompanying notes are an integral part of the financial statements.

                                   eSAT, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           2000             1999
                                                        (UNAUDITED)      (UNAUDITED)
                                                       (AS RESTATED)
SALES                                                   $    563,310    $     86,352
COST OF SALES                                                547,452         287,436
                                                        ------------    ------------
                   Gross margin                               15,858        (201,084)

GENERAL AND ADMINISTRATIVE
EXPENSES                                                   2,753,738       1,342,204
                                                        ------------    ------------

                   Loss from operations                   (2,737,880)     (1,543,288)
                                                        ------------    ------------

OTHER INCOME (EXPENSE)
      Compensation adjustment recognized
         under APB 25                                     2,060,604      13,149,509
      Other income                                           15,088          14,082
      Interest income                                        10,355          31,159
      Gain on sale of assets                                     --             675
      Minority interest in loss of subsidiary                19,941              --
      Interest expense                                      (10,061)         (7,148)
                                                       ------------    ------------

                                                          2,095,927      13,188,277
                                                       ------------    ------------

                   Income before income taxes              (641,953)     11,644,989

PROVISION FOR INCOME TAXES                                       --             800
                                                       ------------    ------------

                   Net income                          $   (641,953)   $ 11,644,189
                                                       ============    ============


EARNINGS PER COMMON SHARE -- BASIC:

Net income                                            $      (0.03)   $       0.63
                                                      ============    ============

EARNINGS PER COMMON SHARE -- DILUTED:

      Net income                                      $      (0.03)   $       0.45
                                                      ============    ============



    The accompanying notes are an integral part of the financial statements.

                                   eSAT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         2000           1999
                                                                      (UNAUDITED)    (UNAUDITED)
                                                                     (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                   $   (641,953)   $ 11,644,189
 Adjustments to reconcile income (loss) to net cash used
  in operating activities-
       Noncash items included in net income (loss):
        Depreciation and amortization                                     107,731          40,089
        Gain on sale of assets                                                 --            (675)
        Compensation - stock issued for services                          539,667              --
        Compensation adjustment recognized under APB 25                (2,060,604)    (13,149,509)
        Minority interest in subsidiary                                   (19,941)             --
        Bad debt expense                                                  107,861              --
       Net change in operating assets and liabilities                    (533,412)        (38,064)
                                                                     ------------    ------------

                        Net cash used in operating activities          (2,500,651)     (1,503,970)
                                                                     ------------    ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
       Payments for purchase of fixed assets                             (265,091)       (147,582)
       Proceeds from sale of fixed assets                                      --          13,580
       Increase in notes receivable                                            --          15,000
       Purchase of stock                                                       --              --
                                                                     ------------    ------------

                        Net cash used in investing activities            (265,091)       (119,002)
                                                                     ------------    ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
       Decrease in notes payable                                          (69,001)             --
       Decrease in capital lease obligations                               (4,710)         (4,247)
       Preferred stock dividend paid                                      (11,666)             --
       Proceeds from issuance of minority interest in subsidiary          446,300              --
       Proceeds from issuance of preferred stock                               --              --
       Proceeds from issuance of common stock                                  --       1,721,348
                                                                     ------------    ------------

                        Net cash provided by financing activities         360,923       1,717,101
                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                     (2,404,819)         94,129

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                         3,458,561       2,567,697
                                                                     ------------    ------------

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

(6)  RESTATEMENT FOR ADJUSTMENT TO APB 25 REVERSAL

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees. Under APB 25, compensation cost is recognized on fixed plans over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. For variable plans, APB 25 requires recognition of compensation cost over the vesting period based on the difference, if any, on the period-end date between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Forfeiture of variable plan options result in a reversal of previously recognized compensation costs. Subsequent to the issuance of the Company's consolidated financial statements for the quarterly period ended March 31, 2000, it was determined that certain amounts related to exercised options had been inadvertently reversed. Only options that are forfeited under APB 25 should be reversed. Exercises are deemed to be permanent expenses of the Company and costs related to such exercises should not be reversed. The 2000 financial statements were restated to record the expense reversal while taking into consideration the effect of the exercised options.

     The initial expense in 1998 was recorded against additional paid-in capital. As illustrated below, the effect of this adjustment is to reclassify certain amounts from the Compensation Adjustment Recognized Under APB 25 line on the income statement to the Additional Paid-in Capital account on the balance sheet. No other financial statement lines were affected. A summary of the effects of the restatements is as follows:

                                                       MARCH 31, 2000

                                                AS PREVIOUSLY
                                                  REPORTED        AS RESTATED

Additional paid in capital                      $ 22,088,700      $ 23,343,883
Retained deficit                                 (20,298,024)      (21,553,207)
Total stockholders' equity                      $  1,964,997      $  1,964,997

                                                 FOR THE THREE MONTHS ENDED
                                                      MARCH 31, 2000

                                                AS PREVIOUSLY
                                                  REPORTED        AS RESTATED

Compensation adjustment recognized under
  APB 25                                        $ 3,315,787       $ 2,060,604
Total other income                                3,351,110         2,095,927
Net income (loss)                               $   613,230       $  (641,953)
Basic and diluted earnings per common share
  Net income (loss)                             $      0.03       $     (0.03)


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

          Other income, which represents primarily a compensation adjustment recognized under APB 25, totaled $2,095,927 and $13,188,277 for the three months ended March 31, 2000 and 1999, respectively.

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