Form 10-Q/A
period 2000-06-30
ESAT INC
filed 2001-03-29
CIK 1081798

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
CURRENT ASSETS:                                (UNAUDITED)
                                              (as restated)
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
                                              ==========       ==========

    The accompanying notes are an integral part of the financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      JUNE 30,         DECEMBER 31,
                                                       2000                1999
CURRENT LIABILITIES:                                (UNAUDITED)
                                                   (as restated)
    Accounts payable-trade                         $  1,912,431        $    837,065
    Accounts payable-other                              428,516                  --
    Accrued expenses                                     63,218             199,955
    Unearned revenue                                    151,883             306,732
    Deferred revenue                                    211,562              73,646
    Other current liabilities                           191,429                  --
    Current portion of obligations
       under capital lease                               66,672              76,049
    Contracts payable                                    37,418              76,973
    Net assets held for disposal                      2,435,870             284,419
    Note payable stockholder                             34,700                  --
    Severance pay payable                                    --              90,000
    Commission payable                                       --             160,000
    Current portion of long-term debt                        --             250,346
    Settlement payable                                       --              83,866
    Note payable related party                               --              90,250
                                                   ------------        ------------

                Total current liabilities             5,533,699           2,529,301
                                                   ------------        ------------

LONG-TERM LIABILITIES
    Obligations under capital lease                      69,580             130,395
    Deferred revenue                                     94,050              22,455
                                                   ------------        ------------
                Total long-term liabilities             163,630             152,850
                                                   ------------        ------------


STOCKHOLDERS' EQUITY:
  Preferred stock - Series C -
    cumulative, fully participating
    convertible, $0.01 par value
    Authorized - 50,000 shares Issued
    and outstanding - 50,000 shares                         500                 500
  Preferred stock - Series A,
    cumulative, fully participating,
    convertible, $0.01 par value
    Authorized - 50,000 shares
    Issued and outstanding - 50,000 shares                   --              10,000
  Preferred stock - Series D,
    cumulative, fully participating,
    convertible, $0.001 par value
    Authorized - 75,000 shares
    Issued and outstanding - 75,000 shares                   75                  --
  Common stock - $0.001 par value
    Authorized - 50,000,000 shares
    Issued and outstanding - 21,721,453
    shares                                               21,721              18,345
  Additional paid-in capital                         28,573,764          25,764,947
  Members' deficit                                           --             (37,021)
  Retained deficit                                  (25,560,553)        (20,899,587)
                                                   ------------        ------------

                                                      3,035,507           4,857,184
  Less:  Subscriptions receivable                            --          (1,558,510)
                                                   ------------        ------------

                Total stockholders' equity            3,035,507           3,298,674
                                                   ------------        ------------

                                                   $  8,732,836        $  5,980,825
                                                   ============        ============

    The accompanying notes are an integral part of the financial statements.

                          eSAT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                           2000             1999            2000             1999
                                                       (as restated)                    (as restated)
SALES                                                     1,341,499    $  1,080,652     $  2,396,203     $  1,824,167
COST OF SALES                                             1,510,861       1,119,201        2,461,642        1,925,678
                                                       ------------    ------------     ------------     ------------
                   Gross margin                            (169,362)        (38,549)         (65,439)        (101,511)

GENERAL AND ADMINISTRATIVE EXPENSES                       3,804,514       2,340,378        6,458,138        3,784,543
                                                       ------------    ------------     ------------     ------------

                   Loss from operations                  (3,973,876)     (2,378,927)      (6,523,577)      (3,886,054)
                                                       ------------    ------------     ------------     ------------

OTHER INCOME (EXPENSE)
      Compensation adjustment recognized
         under APB 25                                     2,158,310      53,731,496        4,218,914       67,876,429
      Gain (loss) on sale of assets                          25,000          (4,629)          25,000         (130,569)
      Interest income                                        10,355          21,187           28,279           52,346
      Other income                                            7,569           6,018            8,004           24,600
      Interest expense                                      (10,625)         (7,956)         (31,021)         (24,804)
      Worthless stock                                            --          (2,000)              --           (2,000)
                                                       ------------    ------------     ------------     ------------

                                                          2,190,609      53,744,116        4,249,176       67,796,002
                                                       ------------    ------------     ------------     ------------

                   Income (loss) before income taxes
                     and discontinued operations         (1,783,267)     51,365,189       (2,274,401)      63,909,948

PROVISION FOR INCOME TAXES                                       --           4,600               --            5,400
                                                       ------------    ------------     ------------     ------------

                   Income (loss) before
                     discontinued operations             (1,783,267)     51,360,589       (2,274,401)      63,904,548
                                                       ------------    ------------     ------------     ------------

DISCONTINUED OPERATIONS

      Loss from operations of discontinued subsidiary
        (less applicable income taxes of $-0-)           (1,004,142)             --       (1,184,404)              --
      Loss on disposal of discontinued subsidiary
        including provision of $967,050 for
        operating losses during the phase one period
        (less applicable losses of $-0-)                   (967,050)             --         (967,050)              --
                                                       ------------    ------------     ------------     ------------
                                                         (1,971,192)             --       (2,151,454)              --

                   Net income (loss)                   $ (3,754,459)   $ 51,360,589     $ (4,425,855)    $ 63,904,548
                                                       ============    ============     ============     ============

EARNINGS PER COMMON SHARE

      Income (loss) before discontinued operations     $      (0.08)   $       2.44     $      (0.11)    $       3.01
                                                       ============    ============     ============     ============

      Discontinued operations                          $      (0.09)   $         --     $      (0.10)    $         --
                                                       ============    ============     ============     ============

      Net income (loss)                                $      (0.17)   $       2.44     $      (0.21)    $       3.01
                                                       ============    ============     ============     ============

EARNINGS PER COMMON SHARE -- ASSUMING DILUTION

      Income (loss) before discontinued operations     $      (0.08)   $       1.97     $      (0.11)    $       2.33
                                                       ============    ============     ============     ============

      Discontinued operations                          $      (0.09)   $         --     $      (0.10)    $         --
                                                       ============    ============     ============     ============

      Net income (loss)                                $      (0.17)   $       1.97     $      (0.21)    $       2.33
                                                       ============    ============     ============     ============



    The accompanying notes are an integral part of the financial statements.

                          eSAT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       2000                   1999
                                                                                  (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $ (4,425,855)          $  63,904,550
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Noncash items included in net income:
       Depreciation and amortization                                                   386,017                 139,596
       (Gain) loss on sale of assets                                                   (25,000)                130,569
       Loss on sale of worthless stock                                                      --                   2,000
       Allowance for doubtful notes receivable                                         178,932                      --
       Employee relocation expenses offset by note receivable reduction                117,000                      --
       Compensation - stock issued for services                                             --                 107,500
       Compensation - stock options issued for services                                919,249                      --
       Compensation adjustment recognized under APB 25                              (4,218,914)            (67,876,429)
     Net change in operating assets and liabilities                                    860,184                 524,370
                                                                                   -----------            ------------
                Net cash used in operating activities                               (6,208,387)             (3,067,844)
                                                                                   -----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of fixed assets                                               (676,158)               (331,686)
  Payments received on subscription receivable                                         558,510                      --
  Proceeds from sale of fixed assets                                                        --                  28,280
  Assets held for disposition, including accrued losses                              2,150,915                      --
  Receipt of payments on note receivable related party                                  61,990                      --
  Increase in notes receivable-related party                                          (829,012)               (241,624)
  Purchase of Interwireless                                                         (4,108,553)                     --
                                                                                   -----------            ------------
                Net cash used in investing activities                               (2,842,308)               (545,030)
                                                                                   -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in contracts payable                                                             --                  30,277
  Payments on note payable related party                                               (66,235)                     --
  Payments on contracts payable                                                        (39,555)                     --
  Payments on capital lease obligations                                                (33,133)                (12,110)
  Member distributions                                                                (111,423)                (65,226)
  Principal payments on long-term debt                                                (250,347)                (61,397)
  Preferred stock dividend paid                                                        (86,667)                     --
  Proceeds from issuance of preferred stock                                          6,893,225                      --
  Proceeds from issuance of common stock                                                    --               1,721,411
                                                                                    ----------            ------------
               Net cash provided by financing activities                             6,305,865               1,612,955
                                                                                    ----------            ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (2,744,830)             (1,999,919)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       3,412,205               2,703,516
                                                                                    ----------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   667,375            $    703,597
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

(8)   RESTATEMENT FOR ADJUSTMENT TO APB 25 REVERSAL

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees. Under APB 25, compensation cost is recognized on fixed plans over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. For variable plans, APB 25 requires recognition of compensation cost over the vesting period based on the difference, if any, on the period-end date between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Forfeitures of variable plan options result in a reversal of previously recognized compensation costs. Subsequent to the issuance of the Company's consolidated financial statements for the quarterly period and six months ended June 30, 2000, it was determined that certain amounts related to exercised options had been inadvertently reversed. Only options that are forfeited under APB 25 should be reversed. Exercises are deemed to be permanent expenses of the Company and costs related to such exercises should not be reversed. The 2000 financial statements were restated to record the expense reversal while taking into consideration the effect of the exercised options.

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

                                                       JUNE 30, 2000
                                                       -------------
                                        AS PREVIOUSLY REPORTED          AS RESTATED
                                        ----------------------          -----------
Additional paid in capital                  $ 25,862,006               $ 28,573,764

Retained deficit                             (22,848,795)               (25,560,553)

Total stockholders' equity                  $  3,035,507               $  3,035,507


                                                      FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                     ------------------------------------------
                                                     AS PREVIOUSLY REPORTED         AS RESTATED
                                                     ----------------------         -----------
Compensation adjustment recognized
 under APB 25                                              $ 3,614,885              $ 2,158,310

Total other income                                           3,647,184                2,190,609

Income (loss) before income taxes and
 discontinued operations                                      (326,692)              (1,783,267)

Income (loss) before discontinued operations                  (326,692)              (1,783,267)

Net income (loss)                                          $(2,297,884)             $(3,754,459)

Basic and diluted earnings per common share
 Income (loss) before discontinued operations              $     (0.02)             $     (0.08)
 Net income (loss)                                         $     (0.11)             $     (0.17)


                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                     ----------------------------------------
                                                     AS PREVIOUSLY REPORTED       AS RESTATED
                                                     ----------------------       -----------
Compensation adjustment recognized
 under APB 25                                             $ 6,930,672             $ 4,218,914

Total other income                                          6,960,934               4,249,176

Income (loss) before income taxes and
 discontinued operations                                      437,357              (2,274,401)

Income (loss) before discontinued operations                  437,357              (2,274,401)

Net income (loss)                                         $(1,714,097)            $(4,425,855)

Basic and diluted earnings per common share
 Income (loss) before discontinued operations             $      0.02             $     (0.11)
 Net income (loss)                                        $     (0.08)            $     (0.21)


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

          Other income totaled $2,190,609 and $4,249,176, respectively, for the three and six month periods ended June 30, 2000, as compared to $53,744,116 and $67,796,002, respectively, for the three and six month periods ended June 30, 1999. Other income primarily represents a compensation adjustment recognized under APB 25.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        3.1     Series E 6% Convertible Preferred Stock Certificate of
                Designations(1)

        3.2 Amended Series D 6% Convertible Preferred Stock Certificate of Designations(1)

        4.1     Same as Exhibit 3.1

        4.2     Same as Exhibit 3.2


        10.1 Modification Agreement between Wentworth, LLC and the Company dated August 9, 2000(1)

        10.2 Private Equity Credit Agreement by and between Esat, Inc. and Wentworth, LLC dated August 9, 2000(1)

        10.3    Wentworth, LLC Registration Rights Agreement dated August 9,
                2000(1)

        27.1    Financial Data Schedule


        (1) Filed as an Exhibit to the Company's Form 10-K for the period ended June 30, 2000 and incorporated herein by reference.


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