Form 10-Q/A
period 2000-09-30
ESAT INC
filed 2001-03-29
CIK 1081798

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

                          eSAT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

ASSETS

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 2000             1999
                                              (UNAUDITED)
CURRENT ASSETS:                              (as restated)
    Cash and cash equivalents                 $  103,815       $3,412,205
    Accounts receivable, net                     729,449          471,899
    Inventory, net                               218,005          135,189
    Other current assets                          14,904           17,866
    Deposits                                     273,359          420,747
    Notes receivable-related party                    --           64,553
                                              ----------       ----------
                Total current assets           1,339,532        4,522,459
                                              ----------       ----------
PROPERTY AND EQUIPMENT, NET                    3,357,770        1,051,936
                                              ----------       ----------
OTHER ASSETS:
    Note receivable                                   --          250,000
    Notes receivable-related party               832,120               --
    Goodwill, net                              3,855,632               --
    Deposits                                      80,336          132,523
    Other assets                                  10,805           23,907
                                              ----------       ----------
        Total other assets                     4,778,893          406,430
                                              ----------       ----------

                                              $9,476,195       $5,980,825
                                              ==========       ==========

    The accompanying notes are an integral part of the financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   SEPTEMBER 30,        DECEMBER 31,
                                                       2000                1999
                                                    (UNAUDITED)
CURRENT LIABILITIES:                               (as restated)
    Accounts payable-trade                         $  1,812,185        $    837,065
    Accounts payable-other                            1,210,800                  --
    Accrued expenses                                    241,873             199,955
    Unearned revenue                                    151,883             306,732
    Deferred revenue                                    286,105              73,646
    Other current liabilities                           345,000                  --
    Current portion of obligations
       under capital lease                               44,516              76,049
    Contracts payable                                    22,948              76,973
    Net assets held for disposal                      2,435,870             284,419
    Note payable stockholder                             34,700                  --
    Severance pay payable                                    --              90,000
    Commission payable                                       --             160,000
    Current portion of long-term debt                        --             250,346
    Settlement payable                                       --              83,866
    Note payable related party                               --              90,250
                                                   ------------        ------------

                Total current liabilities             6,585,880           2,529,301
                                                   ------------        ------------

LONG-TERM LIABILITIES
    Obligations under capital lease                      53,950             130,395
    Deferred revenue                                         --              22,455
                                                   ------------        ------------
                Total long-term liabilities              53,950             152,850
                                                   ------------        ------------


STOCKHOLDERS' EQUITY:
  Preferred stock - Series C -
    cumulative, fully participating
    convertible, $0.001 par value
    Authorized - 50,000 shares Issued
    and outstanding - 50,000 shares                          50                  50
  Preferred stock - Series A,
    cumulative, fully participating,
    convertible, $0.001 par value
    Authorized - 50,000 shares
    Issued and outstanding - 50,000 shares                   --              10,000
  Preferred stock - Series D,
    cumulative, fully participating,
    convertible, $0.001 par value
    Authorized - 75,000 shares
    Issued and outstanding - 72,100 shares                   72                  --
  Preferred stock - Series E,
    cumulative, fully participating,
    convertible, $0.001 par value
    Authorized - 30,000 shares
    Issued and outstanding - 30,000 shares                   30                  --
  Common stock - $0.001 par value
    Authorized - 100,000,000 shares
    Issued and outstanding - 22,134,065 shares           22,134              18,345
  Additional paid-in capital                         30,635,757          25,765,397
  Members' deficit                                           --             (37,021)
  Retained deficit                                  (27,821,678)        (20,899,587)
                                                   ------------        ------------

                                                      2,836,365           4,857,184
  Less:  Subscriptions receivable                            --          (1,558,510)
                                                   ------------        ------------

                Total stockholders' equity            2,836,365           3,298,674
                                                   ------------        ------------

                                                   $  9,476,195        $  5,980,825
                                                   ============        ============

    The accompanying notes are an integral part of the financial statements.

                          eSAT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                           2000             1999            2000             1999
                                                       (as restated)                    (as restated)
SALES                                                  $  1,439,185    $    879,593     $  3,806,481     $  2,703,760
COST OF SALES                                             1,618,468         892,133        4,240,657        2,817,811
                                                       ------------    ------------     ------------     ------------
                   Gross margin                            (179,283)        (12,540)        (434,176)        (114,051)

GENERAL AND ADMINISTRATIVE EXPENSES                       2,660,680       2,151,665        8,921,641        5,936,208
                                                       ------------    ------------     ------------     ------------

                   Loss from operations                  (2,839,963)     (2,164,205)      (9,355,817)      (6,050,259)
                                                       ------------    ------------     ------------     ------------

OTHER INCOME (EXPENSE):
      Compensation adjustment recognized
         under APB 25                                       583,907      13,633,701        4,802,821       81,510,130
      Gain (loss) on sale of assets                              --              --           25,000         (130,569)
      Interest income                                         2,703           3,050           30,966           55,396
      Other income                                           (1,946)        147,060           (1,651)         171,660
      Interest expense                                       (5,825)        (10,274)         (36,847)         (35,078)
      Worthless stock                                            --              --               --           (2,000)
                                                       ------------    ------------     ------------     ------------

                                                            578,839      13,773,537        4,820,289       81,569,539
                                                       ------------    ------------     ------------     ------------

                   Income (loss) before income taxes
                     and discontinued operations         (2,261,124)     11,609,332       (4,535,528)      75,519,280

PROVISION FOR INCOME TAXES                                       --              --               --            5,400
                                                       ------------    ------------     ------------     ------------

                   Income (loss) before
                     discontinued operations             (2,261,124)     11,609,332       (4,535,528)      75,513,880
                                                       ------------    ------------     ------------     ------------

DISCONTINUED OPERATIONS:

      Loss from operations of discontinued subsidiary
        (less applicable income taxes of $-0-)                   --        (107,677)      (1,184,404)        (107,677)
      Loss on disposal of discontinued subsidiary
        including provision of $967,050 for
        operating losses during the phase one period
        (less applicable losses of $-0-)                         --              --         (967,050)              --
                                                       ------------    ------------     ------------     ------------
                                                                 --        (107,677)      (2,151,454)        (107,677)
                                                       ------------    ------------     ------------     ------------
                   Net income (loss)                   $ (2,261,124)   $ 11,501,655     $ (6,686,982)    $ 75,406,203
                                                       ============    ============     ============     ============

EARNINGS PER COMMON SHARE

      Income (loss) before discontinued operations     $      (0.10)   $       0.57     $      (0.22)    $       3.60
                                                       ============    ============     ============     ============

      Discontinued operations                          $         --    $      (0.01)    $      (0.10)    $         --
                                                       ============    ============     ============     ============

      Net income (loss)                                $      (0.10)   $       0.56     $      (0.32)    $       3.60
                                                       ============    ============     ============     ============

EARNINGS PER COMMON SHARE -- ASSUMING DILUTION

      Income (loss) before discontinued operations     $      (0.10)   $       0.47     $      (0.09)    $       2.82
                                                       ============    ============     ============     ============

      Discontinued operations                          $         --    $      (0.01)    $      (0.10)    $         --
                                                       ============    ============     ============     ============

      Net income (loss)                                $      (0.10)   $       0.46     $      (0.19)    $       2.82
                                                       ============    ============     ============     ============



    The accompanying notes are an integral part of the financial statements.

                          eSAT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       2000                   1999
                                                                                  (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $ (6,686,982)          $  75,406,203
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Noncash items included in net income:
       Depreciation and amortization                                                   719,170                 235,596
       (Gain) loss on sale of assets                                                   (25,000)                130,569
       Loss on disposal of worthless stock                                                  --                   2,000
       Allowance for doubtful notes receivable                                          16,745                      --
       Employee relocation expenses offset by note receivable reduction                182,500                      --
       Compensation - stock issued for services                                         18,750                 434,607
       Compensation - stock options issued for services                                919,249                      --
       Compensation adjustment recognized under APB 25                              (4,802,821)            (81,510,130)
     Net change in operating assets and liabilities                                  1,073,982               1,162,069
                                                                                   -----------            ------------
                Net cash used in operating activities                               (8,584,407)             (4,139,086)
                                                                                   -----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of fixed assets                                             (1,442,394)               (560,840)
  Payments received on subscription receivable                                         558,510                      --
  Proceeds from sale of fixed assets                                                        --                  28,280
  Assets held for disposition, including accrued losses                              2,151,984                      --
  Receipt of payments on note receivable related party                                  64,553                      --
  Increase in notes receivable-related party                                          (832,119)               (263,500)
  Purchase of Interwireless                                                         (4,152,219)                     --
  Receipt of payment on note receivable                                                 25,000                      --
                                                                                   -----------            ------------
                Net cash used in investing activities                               (3,626,685)               (796,060)
                                                                                   -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in contracts payable                                                             --                  24,354
  Payments on note payable related party                                               (66,235)                     --
  Payments on contracts payable                                                        (54,025)                 17,860
  Payments on capital lease obligations                                                (48,966)                (43,555)
  Member distributions                                                                (111,423)               (105,226)
  Principal payments on long-term debt                                                (250,347)                (70,460)
  Preferred stock dividend paid                                                        (86,667)                     --
  Proceeds from issuance of preferred stock                                          9,520,365                      --
  Proceeds from issuance of common stock                                                    --               2,471,411
                                                                                    ----------            ------------
               Net cash provided by financing activities                             8,902,702               2,294,384
                                                                                    ----------            ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (3,308,390)              2,640,762

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       3,412,205               2,703,516
                                                                                    ----------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  103,815            $     62,754
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

(7)     RESTATEMENT FOR ADJUSTMENT TO APB 25 REVERSAL

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees. Under APB 25, compensation cost is recognized on fixed plans over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. For variable plans, APB 25 requires recognition of compensation cost over the vesting period based on the difference, if any, on the period-end date between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Forfeitures of variable plan options result in a reversal of previously recognized compensation costs. Subsequent to the issuance of the Company's consolidated financial statements for the quarterly and nine months period ended September 30, 2000, it was determined that certain amount related to exercised options had been inadvertently reversed. Only options that are forfeited under APB 25 should be reversed. Exercises are deemed to be permanent expenses of the Company and costs related to such exercises should not be reversed. The 2000 financial statements were restated to record the expense reversal while taking into consideration the effect of the exercised options.

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

                                                            SEPTEMBER 30, 2000
                                               ------------------------------------------
                                                AS PREVIOUSLY REPORTED       AS RESTATED
                                               ------------------------     -------------
Additional Paid in capital                     $ 27,932,899                 $ 30,635,757

Retained deficit                                (25,118,820)                 (27,821,678)

Total stockholders' equity                     $  2,836,365                 $  2,836,365

                                              OR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                              --------------------------------------------
                                               AS PREVIOUSLY REPORTED        AS RESTATED
                                              ------------------------      --------------
Compensation adjustment recognized
  under APB 25                                $   575,007                   $   583,907

Total other income                                569,939                       578,839

Income (loss) before income taxes and
  discontinued operations                      (2,270,024)                   (2,261,124)

Income (loss) before discontinued
  operations                                   (2,270,024)                   (2,261,124)

Net income (loss)                             $(2,270,024)                  $(2,261,124)

Basic and diluted earnings per common share
  Income (loss) before discontinued
    operations                                $     (0.10)                  $     (0.10)
  Net income (loss)                           $     (0.10)                  $     (0.10)


                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                              --------------------------------------------
                                               AS PREVIOUSLY REPORTED        AS RESTATED
                                              ------------------------      --------------
Compensation adjustment recognized
  under APB 25                                $ 7,505,679                   $ 4,802,821

Total other income                              7,523,147                     4,820,289

Income (loss) before income taxes and
  discontinued operations                      (1,832,670)                   (4,535,528)

Income (loss) before discontinued
  operations                                   (1,832,670)                   (4,535,528)

Net income (loss)                            $ (3,984,124)                  $(6,686,982)

Basic and diluted earnings per common share
  Income (loss) before discontinued
    operations                                $     (0.09)                  $     (0.22)
  Net income (loss)                           $     (0.19)                  $     (0.32)

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

Other income totaled $578,839 and $4,802,821, respectively, for the three and nine month periods ended September 30, 2000, as compared to $13,773,537 and $81,569,539, respectively for the three and nine month periods ended September 30, 1999. Other income primarily represents a compensation adjustment recognized under APB 25.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        3.1 Amended Series C 6% Convertible Preferred Stock Certificate of Designations(1)

        3.2 Amended Series D 6% Convertible Preferred Stock Certificate of Designations(1)

        4.1     Same as Exhibit 3.1

        4.2     Same as Exhibit 3.2

        10.1 Modification Agreement between Wentworth, LLC and the Company dated October 6, 2000(1)

        27.1    Financial Data Schedule

        (1) Filed as an Exhibit to the company's Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

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