Form 10-K
period 2000-12-31
ESAT INC
filed 2001-04-02
CIK 1081798

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

     (Mark One)

     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended December 31, 2000, or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ___________

     Commission file number 000 26039

                                    ESAT, INC
             (Exact Name of Registrant as Specified in Its Charter)




                 NEVADA                                       95-0344604
     (State or Other Jurisdiction of                         (IRS Employer
     Incorporation or Organization)                      Identification Number

     10 UNIVERSAL CITY PLAZA
       UNIVERSAL CITY, CALIFORNIA                               91608
(Address of Principal Executive Offices)                      (Zip code)

                                  818-464-2670
              (Registrant's Telephone Number, Including Area Code)

        Securities to be registered pursuant to Section 12(b) of the Act:



    Title Of Each Class                           Name Of Each Exchange On Which
    To Be So Registered                           Each Class Is To Be Registered

           None


        Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, Par Value $.001




                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 26, 2001, is $1,318,355.


     The number of shares outstanding of the registrant's common stock, as of March 26, 2001, is 25,977,718.

                                     PART I

ITEM 1. BUSINESS

     OVERVIEW

     Historically, we have attempted to position the company as a single source for long haul, or satellite, last mile, or wireless, broadband delivery and turnkey Internet products and services including network management. The company is currently operating with significantly constrained cash resources and is assessing which, if any, of its business lines will remain as continuing operations in the near term.

     From inception, we have incurred significant losses totaling approximately $34,000,000 through December 31, 2000. However, to reduce or eliminate those losses, the company is reviewing all business lines to determine which, if any, will serve as a viable basis of operations. We have no assurance of obtaining adequate cash resources to conduct future operations.


OUR PRESENT STRATEGY

     In February 2001, we announced our intention to discontinue all of our unprofitable business lines, which include our Satellite Services and Wireless Services businesses. Our ability to obtain significant financing to fund these operations as well as our Managed Internet Services business is limited. Furthermore, we anticipate that our Managed Internet Services will experience a reduction in revenues in the second quarter of 2001 as compared to the first quarter of 2001. Accordingly, our Board of Directors is currently assessing alternatives to the plan announced in February 2001. We cannot determine with certainty at this time which of the company's business lines will remain as continuing operations in the near term.


HISTORICAL SUMMARY OF THE COMPANY

     We were incorporated on June 23, 1995, under Nevada laws, as "U.S. Connect 1995, Inc.," for the purposes of marketing and servicing transaction processing services, prepaid long distance cards, ATM machines and payment systems to small-to-medium sized merchants. In October 1995, we made a public offering of our common stock from which we derived gross proceeds of approximately $100,000. Prior to October 1998, we had not commenced operations and were seeking to establish a new business. On October 8, 1998, we became the surviving company of a merger with Technology Guardian, Inc., a California corporation ("TGI"). All the issued and outstanding shares of TGI were exchanged for shares of our common stock. In connection with the merger, we changed our name to Technology Guardian, Inc., and succeeded to the business of TGI, which was providing computer network installation services and the related sale of personal computers and telecommunications equipment necessary for the configuration of local area networks and conducting research and development of satellite-based services. We changed our name to "eSAT, Inc." on January 26, 1999.

     Research and development began in late 1996 for the satellite Internet access products and services. The development of the satellite Internet products and services continued during 1997 and into the first quarter of 1998. In the first quarter of 1998, we terminated our sales of network computer related products and concentrated entirely on the completion of our satellite Internet access products and services. In the second quarter of 1998, we started beta sales and installation of our initial (first generation) satellite Internet access products. Beta sales involve the sales of products and services which have been developed in a laboratory setting but have not been tested in actual use. Beta installation means the first installations in a commercial setting, often at a discount or at no cost in order for us to obtain additional information for improving and completing the products and services. Through the end of 1998, we beta tested our first generation satellite Internet product and services. Beta testing on the first generation of products was terminated in December 1998, such testing having been completed to our satisfaction.

     In the fourth quarter of 1998, we initiated development of a second generation satellite Internet product and related satellite Internet service. Development of the second generation of satellite Internet products and services and beta testing of them was completed to our satisfaction in January 1999. They were incorporated into our one-way satellite services.

     Finally, in the fourth quarter of 1998, we completed installation of our equipment at a leased network operations center ("NOC") in Raleigh, North Carolina. The NOC houses our computer equipment and software, functions as a junction point for all the Internet related data traffic from our customers and acts as the uplink to the satellites. We contract with third parties for segments of satellite time that we then resell to our customers.

     During the second quarter of 1999, we launched our bi-directional satellite product.

     On April 13, 2000, we acquired all of the outstanding common stock of PacificNet Technologies, Inc. ("PacificNet"), a provider of software support and managed Internet access to individuals and businesses, in a merger transaction. At the same time, we also purchased all of the outstanding common stock of PacificNet's sister company, InterWireless, Inc. ("InterWireless"), a wireless Internet service provider that provides broadband wireless Internet access. We continue to operate the businesses of PacificNet and InterWireless and have moved our headquarters to their offices in Universal City, California. With the acquisition of PacificNet and InterWireless, our business focus evolved further to include ISP management services and last mile wireless Internet content delivery services.

     Due to our need to reduce or eliminate the drain on working capital caused by our satellite and wireless Internet services business, in December 2000, we adopted a plan to discontinue the operations of those two business. Since then, our board of directors has decided to review that plan, and, as of March 26, 2001, it is no longer certain which of our businesses will be discontinued.



PRODUCTS AND SERVICES


     Our products and services fall into three general categories: Managed Internet Services, Satellite Services and Wireless Services. As noted above, we are in the process of determining which of these business lines will survive as continuing operations of the company.

     MANAGED INTERNET SERVICES. Our PacificNet subsidiary offers a wide range of services under the product name V-ISP or Virtual Internet Service Provider. The V-ISP product is geared to companies who currently or wish to offer ISP services without the burden of investing in and maintaining the "back office" portion of an ISP business. The VISP product is completely customized to meet the customers' branding requirements and is operated by PacificNet in its network operations center. Services include user sign-up, billing, authentication, email, news, technical support and access to more than 1,100 dial-up locations throughout the world. We are uncertain at this time whether this business line will remain as a continuing operation of the company.

     SATELLITE SERVICES. We currently operate a one-way and bi-directional satellite Internet service which is primarily targeted to rural customers and the business continuity (disaster recovery) market. The related Internet service is provided through our Raleigh, North Carolina, network operations center. We are uncertain at this time whether this business line will remain as a continuing operation of the company.

     WIRELESS SERVICES. We are able to address the problem of delivering Internet content from a satellite receiving station to the end-user (the so-called last mile) using wireless transmission technology. This product offering has met limited success in the marketplace to date, due primarily to technical equipment issues and limited availability of financial resources. We are uncertain at this time whether this business line will remain as a continuing operation of the company.


MARKETING AND SALES


     MANAGED INTERNET SERVICES. We currently sell our Internet management services to enterprise-size businesses, organizations and affinity groups interested in outsourcing ISP, network management, co-location and data center services which want to act independently as an ISP. Currently, we market primarily through strategic partners and direct sales. We are uncertain at this time whether this business line will remain as a continuing operation of the company.

     SATELLITE SERVICES. Our one-way and bi-directional satellite services are sold directly to small to enterprise-size businesses and through a nationwide network of value added resellers in a variety of markets including education, hospitality, government, entertainment and law enforcement. In addition, these services are marketed in the business continuity market to businesses with mission-critical applications as a back up to terrestrial infrastructure. We are uncertain at this time whether this business line will remain as a continuing operation of the company.

     WIRELESS SERVICES. We market our high-speed fixed wireless offering as an internet access and data delivery solution to small, medium and enterprise-size businesses in our service coverage areas. Our initial service launch was targeted to local businesses in the West Los Angeles region. This product offering has met limited success in the marketplace to date, due primarily to technical equipment issues and limited availability of financial resources. We are uncertain at this time whether this business line will remain as a continuing operation of the company.

     We employ a staff of four sales people dedicated to our managed internet services and satellite services businesses. They focus their efforts on organizing incoming leads, establishing contact with potential customers and the closure of sales to a wide variety of businesses and consumers.



DIVERSIFICATION OF BUSINESS


     The majority of our business focus lies in the products and services of our PacificNet subsidiary. Approximately 54% of our consolidated revenue is currently being derived from providing V-ISP services to Genuity, Inc.



BACKLOG OF ORDERS

     We currently do not have a backlog of orders.

INTELLECTUAL PROPERTY

     We believe that our intellectual property is an important factor in maintaining a competitive position in our business. To protect our proprietary rights, we rely generally on patent, copyright, trademark and trade secret laws, as well as confidentiality agreements with our employees, consultants, vendors and corporate business partners. Despite these protections, a third party could, without authorization, copy or otherwise obtain and use our products or technology to develop similar technology. Moreover, our agreements with employees, consultants and others who participate in product and service development activities may be breached, we may not have adequate remedies for any breach, and our trade secrets may become known or independently developed by competitors.

     Patents. Regarding our satellite business, we currently have filed two pending patent applications. Any patent applications may not be granted, future patents may be challenged, invalidated or circumvented, and the rights granted under a patent that may be issued may not provide competitive advantages to us. Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has been issued or is issued in the future, we would need either to obtain a license from the holder of the patent or to design around the patent. We may not be able to obtain a required license on acceptable terms, if at all, or to design around the patent. We are uncertain at this time whether this business line will remain as a continuing operation of the company.

     Trademarks. We have applied for registration of all of our primary trademarks in the United States, including "eSat," "Sibone," "VOS," and "Virtual Onboard Switching." We cannot be sure that we can prevent all third party use of our trademarks. We have obtained the Internet domain name "esatinc.com" but we are aware that an Irish telecommunications company has the same name ("ESAT") and the Internet domain name "esat.com." We have not been asked to cease using the name "eSat."

     Copyrights. Software has been developed for certain of our business lines that is protected by copyright law. There is no assurance that the steps we take will be adequate to protect these rights or that we will be successful in preventing the illegal duplication, distribution or other use of our software. Our failure to adequately limit the unauthorized redistribution of our software could result in litigation, which could harm our business.

     The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective protection may not be available in these jurisdictions.

     We rely on technology and other proprietary matter that we license from third parties, including software and images that are integrated with internally developed software and used in our products and services. Third party licenses may not continue to be available to us on commercially reasonable terms. The loss of any of these rights could harm our business.

     Third parties may assert infringement claims against us. From time to time we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, patents and other intellectual property rights of third parties by us or our users. Any such claims, or any resultant litigation, should it occur, could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, such litigation could be time consuming and expensive to defend, and, even if we were to prevail, could result in the diversion of our time and attention, any of which could materially and adversely affect our result in limitations on our ability to use such trademarks, patents and other intellectual property unless we enter into arrangements with the appropriate third parties, which may be unavailable on commercially reasonable terms.

COMPETITION

     We compete in the market for providing Internet access services to the business, government, education and nonprofit sectors.

     We anticipate competition from Internet service providers (ISPs) which provide satellite downlink data transmission in the commercial/business, government and education sectors. Our competitors also include the established ISPs, which offer a variety of connection features and speeds of access. Some use telephone lines, some use television cable systems, and others offer satellite focused services. There are numerous providers of these services and no one provider dominates the market. Many service providers are affiliated with telephone or cable television companies which provide capital resources and customer marketing opportunities unavailable to us. At this time, we believe no competitor has a dominant position in the worldwide ISP market segment.

     We have not established a competitive position in the market place, since we have only recently commenced the marketing and sales of our products. As a result, potential customers may not be able to evaluate other customers' experiences in using our products. This lack of track record might dissuade some customers from purchasing our products until there is a greater customer base and a broader evaluation of the quality and effectiveness of our products and services.


RESEARCH AND DEVELOPMENT

     We do not plan to devote further resources to continued research and development of various Internet related products and services.



EMPLOYEES

     We currently have sixty-seven employees. Six employees are located at the Company's Satellite Services business in Fountain Valley, California, sixty are located at the headquarters, Managed Internet and Wireless Services facility in Universal City, California, and one employee is located in Vienna, Austria.

                                  RISK FACTORS


WE WILL CEASE OPERATIONS AT OR AROUND MAY 15, 2001 UNLESS WE ARE SUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL OR IN PURSUING OTHER STRATEGIC ALTERNATIVES

     Our current cash, cash equivalents and cash generated from operations will only be sufficient to meet our anticipated cash needs to approximately May 15, 2001, although there can be no assurance in this regard. Accordingly, we will require an additional substantial cash infusion to continue our operations. We do not believe that additional capital will be available to us. We are considering an asset sale or other comparable transaction as part of a financial restructuring. If we are unsuccessful in completing a strategic transaction, we will be required to cease operations, and our common stock will have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction, our common stock will nonetheless have minimal value.

AS A RESULT OF QUESTIONS CONCERNING OUR STATUS AS A GOING CONCERN, OUR CUSTOMERS AND VENDORS MAY DECIDE NOT TO DO BUSINESS WITH US

     Due to concerns regarding our ability to continue operations, customers and vendors are likely to decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. In that event, our net sales would further decrease, and our business will suffer significantly.



OUR FINANCIAL STATEMENTS CONTAIN A "GOING CONCERN" QUALIFICATION.

     The audit reports accompanying our financial statements for the years ended December 31, 2000 and 1999 contain a qualification that certain conditions indicate that we may not be able to continue as a going concern. The financial statements do not contain any adjustments that might be necessary in such a case. Note 2 to the financial statements indicates that substantial operating losses account for this uncertainty. Many investment bankers and investors view companies with a "going concern" qualification as less desirable for investment. Accordingly, we will have a more difficult time raising equity capital or borrowing capital at all on favorable terms. Our suppliers might be less willing to extend credit. Our potential customers might be less willing to purchase our products and services if they believe that we will not be viable enough to provide service, support, back-up, and follow-on products when needed. Furthermore, we might be disadvantaged in recruiting employees who might be concerned about the stability of employment with us. Therefore, the "going concern" qualification can have severe adverse consequences on us.


WE ARE DEFENDANTS IN TWO LAWSUITS WHICH, IF SUCCESSFUL, COULD FORCE US TO SEEK PROTECTION FROM THE BANKRUPTCY COURT.

     In December 2000, Michael C. Palmer, our former CEO, and Vantage Capital, Inc.(controlled by Mr. Palmer), commenced an arbitration proceeding seeking $325,000 in severance benefits he alleges were part of his contractual arrangements with the company. In January 2001, i-xposure, Inc. filed a lawsuit against us seeking approximately $351,000 plus interest and costs, allegedly due from us under guaranties which were part of a bridge financing arrangement. Due to our limited working capital position, if we cannot successfully defend either of these actions, we may be forced to seek protection from the bankruptcy court. That circumstance would likely have a material and negative impact on the value of your investment.


WE ARE HIGHLY DEPENDENT ON THE UNINTERRUPTED OPERATION OF THE NETWORK OPERATIONS CENTER AT OUR UNIVERSAL CITY, CALIFORNIA, SITE.

     We currently have all of the equipment used for our PacificNet subsidiary's network operations located in our Universal City facility. While it is protected by standard protective devices such as redundant power supplies, multiple internet connections, fire systems, climate control, and 24 hour security/access control, we are at risk for catastrophic events that would require a backup location. Failure of this equipment for any material length of time would adversely affect our revenue generated from our managed internet services business which presently accounts for a substantial portion of our revenue.

WE ARE CURRENTLY DEPENDENT ON A SINGLE CUSTOMER FOR APPROXIMATELY 54% OF OUR REVENUE.

     We provide and manage the actual connection to the Internet to the subscriber base of a large national telephone dial-up Internet access provider. Approximately sixty percent of our revenues are generated by our service to that company. Loss of that account would have a material adverse effect on our revenues, which could negatively affect the value of your investment. Furthermore, we anticipate that revenues derived from this customer will experience a reduction in the second quarter of 2001 as compared to the first quarter of 2001.

WE DEPEND ON SATELLITE TRANSMISSION. SATELLITE FAILURE COULD HAVE A SUBSTANTIAL NEGATIVE EFFECT ON OUR BUSINESS OPERATIONS.


     Pending the possible discontinuation of our satellite Internet services business, we use a single satellite to provide satellite Internet services. There is risk associated with this dependence. There are two types of possible failures to the satellite: a failure of the individual transponder that is used and a failure of the entire satellite. If there is a failure of a transponder, the satellite operator is contractually obligated to move us to another transponder. This would create a minimum interruption to customers, likely less than 24 hours. If the satellite itself completely fails, we will have to move our services to another satellite. Our transmissions conform to industry standards so there are several possible alternative satellites. Our current satellite provider engages in quarterly reviews of available like-satellite space and is ready to contract for that space if needed. If the entire satellite were to fail, a one to five day outage of services might occur depending on the availability of other satellites. Additionally, a repointing of the receiving dishes on the ground would likely be required. The repointing of the receiving dishes on the ground would cost us approximately $300 per customer. In the event of any service disruption due to satellite failure, our customers would be credited for the dollar value of the amount of time they are without the satellite Internet service. Such credits would be between to $16.50 per day per customer and $155.00 per day depending on the level of service subscribed. In the event of a satellite failure, we could also be subject to loss-of-business claims, due to the reliance by business customers on the satellite Internet services we provide. A sustained disruption in satellite service could materially and negatively impact the value of this portion of our business and could force us to discontinue operations.


WE ARE CURRENTLY ASSESSING THE DISCONTINUATION OF CERTAIN OF OUR BUSINESS LINES. THIS WILL RESULT IN OUR BEING A SMALLER COMPANY.

     While a reorganization is expected to reduce our operating losses, it will also reduce the size of our operations and reduce our visibility in the satellite and/or Internet service provider community. Our reduced size could result in our being less competitive. It could also reduce the value of your investment.


WE HAVE A LIMITED OPERATING HISTORY.

     We were incorporated in 1995, but did not commence operations until 1997. Since then, our business has been substantially refocused and is currently undergoing further assessment. Thus, we have a limited operating history upon which an evaluation of us can be based. Our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. In addition, should we survive as a going concern in the near term, we will be subject to all of the risks, uncertainties, expenses, delays, problems and difficulties typically encountered in the growth of an emerging business and the development and market acceptance of new products and services. There can be no assurance that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in market acceptance of our products and services or that our efforts will result in such market acceptance.


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


OUR INTELLECTUAL PROPERTY MAY BE CHALLENGED.

     As is the case with many technology companies, the rapid pace of change in technology could cause our intellectual property to be challenged. These challenges could come from stronger companies who believe that the use of our technology interferes with their use or that they own all of the technology and related rights. If any of these challenges were successful, our ability to sell products based on our technology or intellectual property could be severely impaired.


WE MUST DO BUSINESS IN A DEVELOPING MARKET AND FACE NEW ENTRANTS. FAILURE TO MEET THE CHALLENGES OF NEW PRODUCTS AND SERVICES AND COMPETITORS WILL REDUCE OUR MARKET SHARE AND THE VALUE OF YOUR INVESTMENT.


     The market for Internet products and computer software is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services. The diverse segments of the Internet market may not provide opportunities for more than one dominant supplier of products and services similar to ours. If a single supplier other than us dominates one or more market segments, our revenue is likely to decline and we will become a less valuable company.

BECAUSE WE LACK THE NAME RECOGNITION, CUSTOMER BASE AND RESOURCES OF OTHER COMPANIES PROVIDING INTERNET ACCESS AND OTHER INTERNET RELATED PRODUCTS AND SERVICES, WE MAY BE UNABLE TO COMPETE SUCCESSFULLY WHICH WOULD REDUCE OUR REVENUE AND THE VALUE OF YOUR INVESTMENT.

     The markets for our products are intensely competitive and are likely to become even more competitive. Increased competition could result in:

     -    pricing pressures, resulting in reduced margins;

     -    decreased volume, resulting in reduced revenue; or


     - the failure of our products and services to achieve or maintain market acceptance.


     Any of these occurrences could have a material adverse effect on our business, financial condition and operating results. Our products and services face intense competition from multiple competing vendors. Our principal competitors in the Internet management business are IBM Corporation and TRW, Inc. Our principal competitors in the satellite services business are Loral Inc. and Hughes Network Systems. Many of our current and potential competitors have:


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


     We are at an early stage of development and our earnings depend primarily upon market acceptance of our products and services. There can be no assurance that our development efforts will progress further with respect to any potential new services or that they will be successfully completed. In addition, there can be no assurance that our potential new services will achieve customer acceptance.

     There can be no assurance that our services will be successfully marketed. In addition to our own direct sales force, we use value-added resellers and distributors to market our satellite products and services. There is no assurance that any distributor or other reseller will be successful in marketing our products.


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

WE MIGHT FACE LIABILITY FOR INFORMATION OBTAINED OR DISTRIBUTED THROUGH THE PRODUCTS AND SERVICES WE PROVIDE.

     Because materials may be downloaded by the Internet services which we operate or facilitate and may be subsequently distributed to others, there is a possibility that claims will be made against us for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of such materials. Such claims have sometimes been successful against Internet service providers. Our general liability insurance might not cover potential claims of this type or might not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or legal defense expenses that are not covered by insurance or that are in excess of insurance coverage could have a material adverse effect on our business, operating results and financial condition.


LOSS OF KEY MEMBERS OF OUR SENIOR MANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS

AND PROSPECTS.

     Our success will be dependent largely upon the personal efforts of our Chief Executive Officer and Chairman of the Board, Chester L. Noblett, and David Pennells, Senior Vice President of the company and President of PacificNet, as well as other senior managers. The loss of their services could have a material adverse effect on our business and prospects. We have no life insurance on any of our officers. Mr. Noblett's and Mr. Pennells' services are governed by contracts. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to hire or retain qualified personnel. Any inability to attract and retain qualified management and other personnel could have a material adverse effect on us.



OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES. YOU MAY HAVE GREATER DIFFICULTY SELLING YOUR SHARES.


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


     Our financial condition does not meet the above tests. Thus, trading in the common stock will be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act. Under those rules, broker-dealers who recommend such securities to persons other than their established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser's written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker-dealers to trade in our common stock and thus would make it more difficult for purchasers of common stock to sell their securities in the secondary market. The market liquidity for the common stock could be severely affected.


YOU COULD SUFFER DILUTION OF YOUR INVESTMENT IF SHARES ARE SOLD PURSUANT TO AN EQUITY CREDIT ARRANGEMENT, CERTAIN WARRANTS ARE EXERCISED, PREFERRED STOCK IS CONVERTED INTO COMMON STOCK, OR STOCK OPTIONS ARE EXERCISED.


     As of March 26, 2001, we have a total of 25,977,718 shares of common stock outstanding. We have issued warrants to purchase 10,098,665 shares of common stock at a weighted average price of $4.078 per share, as well as options to purchase 3,928,738 shares of common stock at a weighted average price of $3.661 per share. We have issued $5,000,000 of Series C Convertible Preferred Stock that, based on the current market price per share, will convert into approximately 118,000,000 shares of our common stock. We have $6,616,564 of Series D Convertible Preferred Stock outstanding that, based on the current market price per share, will convert into approximately 156,000,000 shares of our common stock. We have issued $3,000,000 of Series E Convertible Preferred Stock that, based on the current market price per share, will convert into approximately 71,000,000 shares of our common stock. We have entered into a $7,000,000 private equity credit line agreement, that based on the current market price per share, will convert into approximately 165,000,000 shares of our common stock. Issuance of any of these shares will dilute your interest in our company. Based on the current market price of our common stock, if all of our outstanding convertible stock, warrants and options were converted or exercised to acquire common stock, we would not have enough authorized shares to honor the conversions or exercises.


ISSUANCE OF OUR AUTHORIZED PREFERRED STOCK COULD DISCOURAGE A CHANGE IN CONTROL, COULD REDUCE THE MARKET PRICE OF OUR COMMON STOCK AND COULD RESULT IN THE HOLDERS OF PREFERRED STOCK BEING GRANTED VOTING RIGHTS THAT ARE SUPERIOR TO THOSE OF THE HOLDERS OF COMMON STOCK.


     We have issued 1,155,000 shares of preferred stock. 1,008,834 of these shares have been converted into 4,673,210 shares of common stock. All preferred shares have voting rights on all matters decided by shareholders. The outstanding preferred shares have the right to cast an aggregate of 1,367,248 votes as of March 26, 2001, on all matters on which stockholders may vote. We are authorized to issue an additional 9,845,000 shares of preferred stock without obtaining the consent or approval of our stockholders. The issuance of preferred stock could have the effect of delaying, deferring, or preventing a change in control. We may also grant superior voting rights to the holders of preferred stock. Any issuance of preferred stock could materially and adversely affect the market price of the common stock and the voting rights of the holders of common stock. The issuance of preferred stock may also result in the loss of the voting control of holders of common stock to the holders of preferred stock.


WE WILL PAY NO DIVIDENDS TO YOU.

     We have not paid, and do not expect to pay, any dividends on common stock in the foreseeable future.


MANY SHARES WILL BECOME ELIGIBLE FOR FUTURE SALE, WHICH MIGHT ADVERSELY AFFECT THE MARKET PRICE FOR THE SHARES.

     As of March 26, 2001, there are 5,873,831 shares of our common stock outstanding which cannot be sold on the public market. Of these shares, 1,084,684 shares are held by directors, officers, or stockholders who have beneficial ownership of 10% or more of the outstanding shares, excluding shares subject to options held by them. 4,789,147 shares are held by other stockholders. These shares will become eligible for trading at various dates in 2001. In addition, shares of common stock which may be acquired pursuant to outstanding convertible preferred stock or warrants will be eligible for trading at various dates after they are acquired. We are unable to predict the effect that sales of such shares may have on the then prevailing market price of the common stock. Nonetheless, the possibility exists that the sale of these shares may have a depressive effect on the price of our common stock.

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



ITEM 2. PROPERTIES.

     We do not own any materially important physical properties. We lease our headquarters in Universal City California, as well as our other facility in Fountain Valley, California, pursuant to commercial leases which expire September 30, 2004, and September 30, 2003, respectively. We could move our headquarters without any material adverse affect on us. We lease space from Microspace Corporation in Durham, North Carolina, which houses computer equipment owned by us in connection with the uplink to the satellite network. We could replace the Durham NOC without any material adverse effect on us.


ITEM 3. LEGAL PROCEEDINGS.

     On January 24, 2001, i-xposure, Inc. brought an action in the Superior Court for Orange, California, against the company seeking to enforce certain guaranties made by the company as a part of a bridge financing transaction for i-xposure. The complaint seeks to recover approximately $351,000 pursuant to the guaranties, costs and other relief deemed proper by the court. If the company is unable to successfully defend this action, it might be forced to seek protection under the bankruptcy laws.

     On December 12, 2000, Michael C. Palmer, the former Chief Executive Officer of the company, and Vantage Capital, Inc. (controlled by Mr. Palmer), commenced an arbitration proceeding against the company in Los Angeles, California, under the rules of the American Arbitration Association, seeking $325,000 in compensation he alleges is owed to him under his contractual arrangements with the company. He has received a writ of attachment in the Superior Court of Los Angeles County, California. If the company is unable to successfully settle this action, it might be forced to seek protection under the bankruptcy laws.

     In January, 2000, a claim was asserted against the Company by two shareholders alleging fraud and material omission of fact as represented by a former Chief Executive Officer of the Company. The claim alleges damages of $434,000.

     In March 2001, Richard Elliot and David Pennells, co-founders and Presidents of the subsidiaries PacificNet and Interwireless, asserted certain claims of non-performance against the Company. They have not filed a lawsuit, nor have they sought any damages, as of yet. Due to uncertainty regarding the claims, and the fact that nothing has been formally brought against the Company, no accrual has been made in these financial statements.


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


PERIOD                                 HIGH BID       LOW BID
- ----------------                       --------       -------

1999 FISCAL YEAR

FIRST QUARTER                           22.6875         10.50
SECOND QUARTER                           14.251         7.876
THIRD QUARTER                             9.375         4.375
FOURTH QUARTER                           6.0635        1.1875

2000 FISCAL YEAR

FIRST QUARTER                             7.375        3.0625
SECOND QUARTER                           4.3125        1.5625
THIRD QUARTER                            2.0312          .500
FOURTH QUARTER                            .6875         .0312


First Quarter through 3-26-01             .2656         .0469

On March 26, 2001, the last reported trade for our common stock was $.0469.

     As of March 26, 2000, there were 653 holders of record of our common stock.


ITEM 6. SELECTED FINANCIAL DATA.




                                                                          Year Ended December 31,
                                                           ----------------------------------------------------
                                                               2000                1999                1998
                                                           ------------        -------------       ------------
Net sales                                                  $  5,663,113        $   3,676,217       $  2,474,617
Income (loss) from continuing operations                   $(11,105,046)       $  73,892,649       $(93,913,823)
Income (loss) from continuing operations
     per share of common stock
     Basic                                                 $      (0.51)       $        3.53        $     (4.99)
     Diluted                                               $      (0.51)       $        3.07        $     (4.99)
Total assets                                               $  4,447,363        $   5,980,825        $ 3,973,771
Long-term obligations and redeemable preferred stock       $    425,692        $     162,900        $   268,508
Cash dividends declared per share of common stock          $       0.00        $        0.00        $      0.00

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

RESULTS OF OPERATIONS

2000 AS COMPARED TO 1999

     Revenues totaled $5,663,113 and $3,676,217 for the years ended December 31, 2000 and 1999, respectively. The 2000 revenues increased primarily due to an increase in subscriber levels at PacificNet, and to a lesser extent, the inclusion of revenues of Interwireless subsequent to its acquisition by the company in April, 2000.

     For the year ended December 31, 2000 and 1999, cost of sales were $6,108,653 and $3,598,786, respectively. Cost of sales increased in 2000 due primarily to technical staffing increases at the company's network operations center, increases in related hardware supplies and maintenance, start up cost incurred in developing the company's fixed wireless network and an increase in satellite access fees.

General and administrative expenses totaled $10,755,411 for the year ended December 31, 2000 as compared to $8,162,188 in 1999. The increase in 2000 reflects the cost of business continuity marketing and corporate investor relations programs, development costs relating to business lines subsequently abandoned, staffing increases in the areas of technical development and legal and accounting fees associated with the company becoming a full SEC reporting company in late 1999.

The impairment loss $4,736,317 in 2000 reflects the write off of remaining unamortized goodwill relating to the acquisition of Interwireless, as well as valuation allowances on the fixed assets of Interwireless and the satellite services businesses.

     Other income in 2000 and 1999 reflects primarily a compensation adjustment recognized under APB 25.

1999 AS COMPARED TO 1998

     Revenues totaled $3,676,217 and $2,474,617 for the years ended December 31, 1999 and 1998, respectively. The growth in 1999 revenue reflects increases in subscriber levels and development of related ancillary revenues at our PacificNet subsidiary.

     For the year ended December 31, 1999 and 1998, cost of sales were $3,598,786 and $2,656,090, respectively. Cost of sales increased in 1999 primarily due to inventory write offs relating to the company's transition from a provider of computer network products and services to that of satellite internet services.

     For the year ended December 31, 1999 and 1998, general and administrative expenses were $8,162,188 and $2,942,041, respectively. The increase in expenses for fiscal 1999 is due to higher levels of staffing and compensation, increased marketing expenditures, increased research and development expenditures and higher levels of professional fees paid to outside accountants and attorneys.

     Other income in 1999 and 1998 reflects primarily a compensation adjustment recognized under APB 25.



LIQUIDITY AND CAPITAL RESOURCES

     Our operations have been financed primarily from the sale of preferred and common stock in 2000 and 1999. At December 31, 2000, the company had cash and cash equivalents on hand of $452,144 and working capital of $(3,503,540) compared to cash and cash equivalents of $3,412,205 and working capital of $1,993,158 at December 31, 1999.

     Net cash used in operating activities of $8,373,801 for the year ended December 31, 2000 reflects the company's net loss as offset by depreciation, a reduction of working capital, non-cash impairment expenses and APB 25 compensation adjustments. Net cash used in operating activities in 1999 of $6,395,155 was primarily attributable to the net loss as adjusted for compensation expense recognized under APB 25.

     Net cash used in investing activities was $5,751,642 and $793,303 for the years ended December 31, 2000, and 1999, respectively. The increase in the 2000 balance reflects the purchase of Interwireless in April, 2000, as well as an increase in the purchase of fixed assets.

     Net cash provided by financing activities of $11,165,382 and $7,897,147, for the years ended December 31, 2000, and 1999, respectively, resulted primarily from the net proceeds of the sale of preferred and common stock. Additionally, the 2000 balance reflects proceeds received under the company's Private Equity Credit Agreement ("PECA").

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

     In August, 2000 a total of $3,000,000 of Series E 6% convertible preferred stock was sold. In addition to the shares sold, the agreement calls for the issuance of warrants to purchase 666,075 shares of common stock at an exercise price of $1.5225 per share. The company also modified the terms of its equity line of credit with Wentworth, LLC including the establishment of a $7,000,000 credit limit on the facility under a PECA.

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

     Under the terms of the PECA, the company is committed to use $3,000,000 of the $5,000,000 currently unused portion of the credit line by August 2001. However, the Company's ability to access funds from the credit line is highly dependent upon (i) the Company's compliance with the conditions precedent to additional financing under the PECA, including without limitation the requirement of no material adverse change to the business or financial condition of the Company, and (ii) Wentworth LLC's performance under the PECA.

     In January, 2001 the company received funding of $325,000 through the issuance of a secured note to Wentworth, LLC. The note bears interest at 8%, is due on April 30, 2001 and is collateralized by all of the assets of the company. Concurrent with this funding, the company entered into an agreement with Wentworth, LLC whereby the $2,000,000 previously advanced under the PECA in October, 2000 will be converted to a secured note also collateralized by the assets of the company. The note is expected to be convertible to equity under provisions substantially identical to those of the PECA.

     Since November 15, 2000, we have stated that our cash, cash equivalents and cash that may be generated from operations are not expected to be sufficient to meet our operating needs. At this time, it appears that our current cash, cash equivalents and cash generated from operations will only be sufficient to meet our anticipated cash needs to approximately May 15, 2001, although there can be no assurance in this regard. In order to continue operations beyond that date, we would require an additional, substantial cash infusion. We do not believe that additional capital will be available to us.

     We are currently assessing strategic alternatives that may include an asset sale or comparable transaction as part of a financial restructuring. However, in the event that we are unsuccessful in completing one of these strategic alternatives, we would be required to cease operations. In that case, our common stock will have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as described above, our common stock will nonetheless have no value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


              [SPRAYBERRY, BARNES, MARIETTA & LUTTRELL LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders eSAT, Inc.
Universal City, California

We have audited the accompanying consolidated balance sheets of eSAT, Inc., and subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of eSAT, Inc. as of December 31, 2000 and 1999 and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has experienced losses from operations since inception, except for the reversal in 1999 of employee stock option compensation expense that was recognized in 1998 in accordance with APB 25, and substantial doubt exists as to its continuation as a going concern. The Company's management estimates that its current cash, cash equivalents and cash generated from operations will only be sufficient to meet its anticipated cash needs through approximately May 15, 2001. Accordingly, the Company will require a substantial additional cash infusion to continue its operations. Management does not believe that additional capital will be available. Management's plans in regard to those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain errors in applying APB 25 resulted in an understatement of previously reported compensation expense for the year ended December 31, 1998. Accordingly, the 1998 financial statements have been restated and an adjustment has been made to compensation expense and retained earnings to correct the error.


SPRAYBERRY, BARNES, MARIETTA & LUTTRELL


Bakersfield, California
March 23, 2001

                       [LICHTER AND ASSOCIATES LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
eSat, Inc. (Formerly Technology Guardian, Inc.)
Fountain Valley, California

Members of the Board:

We have audited the accompanying consolidated statement of operations and cash flows of eSat, Inc. (Formerly Technology Guardian, Inc.) ("the Company") for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of eSat, Inc. (Formerly Technology Guardian, Inc.) for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, a decline in revenue and cash shortages. These issues raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note Q. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As discussed in Note 14 to the financial statements, the Company's 1998 Additional Paid in Capital previously reported as $8,614,398 should have been $8,051,234. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

Also, certain errors in applying APB 25 resulted in an understatement of previously reported compensation expense for the year ended December 31, 1998 and was discovered during the current year. Accordingly, the 1998 financial statements have been restated and an adjustment has been made to compensation expense and retained earnings to cover the error.

                                        /s/ LICHTER AND ASSOCIATES
                                        ----------------------------------------

March 30, 2001, except for Note P, as to which the date is June 14, 1999, Notes
  J, K and Q as to which the date is October 22, 1999 and above correction as to which the date is March 29, 2000

Los Angeles, California

                           ESAT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS


                                                2000                1999
                                            ------------        ------------
 CURRENT ASSETS:
    Cash and cash equivalents               $    452,144        $  3,412,205
    Accounts receivable, net                     787,428             471,899
    Inventory, net                               176,495             135,189
    Deposits                                     159,850             420,747
    Other current assets                         157,616              17,866
    Note receivable-related party                     --              64,553
                                            ------------        ------------
                Total current assets           1,733,533           4,522,459
                                            ------------        ------------
PROPERTY AND EQUIPMENT, NET                    1,358,072           1,051,936
                                            ------------        ------------

OTHER ASSETS:
    Note receivable                                   --             250,000
    Deposits                                     144,958             132,523
    Other assets                                      --              23,907
    Idle property                              1,210,800                  --
                                            ------------        ------------
                                               1,355,758             406,430
                                            ------------        ------------
                                            $  4,447,363        $  5,980,825
                                            ============        ============

    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 2000                 1999
                                            ------------        ------------
CURRENT LIABILITIES:
  Accounts payable-trade                    $  1,654,170        $    837,065
  Accounts payable-other                       1,414,500                  --
  Accrued expenses                               395,464             199,955
  Unearned revenue                               151,883             306,732
  Deferred revenue                               316,398              73,646
  Current portion of obligations
    under capital lease                           75,902              76,049
  Contracts payable                               13,012              76,973
  Net assets held for disposal                        --             284,419
  Other current liabilities                       23,048                  --
  Notes payable stockholder                       34,700                  --
  Accrued loss contingencies                   1,157,996                  --
  Commission payable                                  --             160,000
  Note payable related party                          --              90,250
  Severance pay payable                               --              90,000
  Current portion of long-term debt                   --             250,346
  Settlement payable                                  --              83,866
                                            ------------        ------------
              Total current liabilities        5,237,073           2,529,301
                                            ------------        ------------
LONG-TERM LIABILITIES:
  Obligations under capital lease                100,843             130,395
  Deferred revenue                               324,700              22,455
                                            ------------        ------------
                                                 425,543             152,850
                                            ------------        ------------
COMMITMENTS AND CONTINGENCIES                         --                  --
                                            ------------        ------------
STOCKHOLDERS' EQUITY:
  Preferred stock - Series C -
    cumulative, fully participating
    convertible,$0.001 par value
    Authorized-50,000 shares Issued and
    outstanding - 50,000 shares (Aggregate
    liquidation preference $4,999,500)                50                  50
  Preferred stock - Series A, cumulative,
   fully participating, convertible,
   $0.01 par value Authorized - 2,000,000
   shares Issued and outstanding -
   1,000,000 shares (Aggregate
   liquidation preference $1,990,000)                 --              10,000
  Preferred stock - Series D, cumulative,
   fully participating, convertible, $0.001
   par value Authorized and Issued -
   75,000 shares Outstanding - 69,050
   shares (Aggregate liquidation
   preference $6,904,931)                             69                  --
  Preferred stock - Series E, cumulative,
   fully participating, convertible,
   $0.001 par value Authorized - 30,000
   shares Issued and outstanding - 30,000
   shares (Aggregate liquidation preference
   $2,999,970)                                        30                  --
  Common stock - $0.001 par value
   Authorized- 100,000,000 shares Issued
   and outstanding -- 23,260,057 shares           23,260              21,095
  Additional paid-in capital                  32,431,556          25,762,647
  Retained deficit                           (33,670,218)        (20,936,608)
                                             ------------        ------------
                                              (1,215,253)          4,857,184
  Less:  Subscriptions receivable                     --          (1,558,510)
                                            ------------        ------------
              Total stockholders' equity      (1,215,253)          3,298,674
                                             -----------        ------------
                                            $  4,447,363        $  5,980,825
                                            ============        ============




    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                          RESTATED
                                    2000                1999                1998
                                ------------        ------------        ------------
SALES                          $  5,663,113        $  3,676,217        $  2,474,617

COST OF SALES                     6,108,653           3,598,786           2,656,090
                                ------------        ------------        ------------
      Gross margin                 (445,540)             77,431            (181,473)
                                ------------        ------------        ------------
OPERATING EXPENSES:
  General and administrative
   expenses                      10,755,411           8,162,188           2,942,041
  Impairment loss                 4,736,317                  --                  --
                                ------------        ------------        ------------
                                 15,491,728           8,162,188           2,942,041
                                ------------        ------------        ------------
      Loss from operations      (15,937,268)         (8,084,757)         (3,123,514)
                                ------------        ------------        ------------
OTHER INCOME (EXPENSE)
  Compensation adjustment
   recognized under APB 25        4,802,916          81,945,112         (90,754,014)
  Interest income                    39,123              57,170                  --
  Other income                        3,538             165,684              15,000
  Interest expense                  (38,355)            (68,192)            (27,009)
  Gain (loss) on sale of assets      25,000            (122,368)            (24,286)
                                ------------        ------------        ------------
                                  4,832,222          81,977,406         (90,790,309)
                                ------------        ------------        ------------
      Income (loss) before
        income taxes,
        discontinued operations
        and extraordinary
        income                  (11,105,046)         73,892,649         (93,913,823)

PROVISION FOR INCOME TAXES            4,800               5,400               4,600
                                ------------        ------------        ------------
      Income (loss) before
        discontinued operations
        and extraordinary
        income                  (11,109,846)         73,887,249         (93,918,423)
                                ------------        ------------        ------------

DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued subsidiary
   (less applicable taxes
   of $-0-)                      (1,184,404)            (448,597)                 --
  Loss on disposal of
    discontinued subsidiary
    (less applicable taxes
    of $-0-)                       (240,242)                  --                  --
                                ------------        ------------        ------------
                                 (1,424,646)            (448,597)                 --
                                ------------        ------------        ------------
      Income (loss) before
       extraordinary item       (12,534,492)         73,438,652         (93,918,423)

EXTRAORDINARY INCOME, (less
  applicable taxes of $-0-)              --                  --             242,990
                                ------------        ------------        ------------

      Net income (loss)        $(12,534,492)       $ 73,438,652        $(93,675,433)
                                ============        ============        ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           ESAT, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

EARNINGS PER COMMON SHARE:
  Income (loss) before
    discontinued operations and
    extraordinary income           $      (0.51)       $       3.53        $      (4.99)
                                    ============        ============        ============

  Discontinued operations          $      (0.07)       $      (0.02)       $         --
                                    ============        ============        ============

  Extraordinary income             $         --        $         --        $       0.01
                                    ============        ============        ============

  Net income (loss)                $      (0.57)       $       3.50        $      (4.97)
                                    ============        ============        ============

EARNINGS PER COMMON SHARE--
ASSUMING DILUTION:
  Income (loss) before
    discontinued operations and
    extraordinary income           $      (0.51)       $       3.07        $      (4.99)
                                    ============        ============        ============

  Discontinued operations          $      (0.07)       $      (0.02)       $         --
                                    ============        ============        ============

  Extraordinary income             $         --        $         --        $       0.01
                                    ============        ============        ============

  Net income (loss)                $      (0.57)       $       3.05        $      (4.97)
                                    ============        ============        ============



    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000, AND 1999


                                    Preferred Series A             Preferred Series C
                                -------------------------       -------------------------
                                 Shares          Amount          Shares           Amount
                                ---------       ---------       ---------       ---------
Balance, December 31, 1998             --       $      --              --       $      --

Adjustment in connection
  with pooling of
  interests                            --              --              --              --
                                ---------       ---------       ---------       ---------
Balance, December 31,
  1998, as restated                    --              --              --              --

Net income                             --              --              --              --

Compensation adjustment
  recognized under APB 25              --              --              --              --

Sale of common stock                   --              --              --              --

Issuance of common stock
  for services                         --              --              --              --

Sale of preferred stock
  series A                      1,000,000          10,000              --              --

Sale of preferred stock
  series C                             --              --          50,000              50

Cancellation of common
  stock in settlement                  --              --              --              --
                                ---------       ---------       ---------       ---------

Balance, December 31, 1999      1,000,000          10,000          50,000              50

Net loss                               --              --              --              --

Compensation adjustment
  recognized under FAS 123             --              --              --              --

Compensation adjustment
  recognized under APB 25              --              --              --              --

Issuance of common stock
  for services                         --              --              --              --

Stock accepted for payment
  of note                              --              --              --              --

Sale of preferred stock
  series D, net of expenses            --              --              --              --

Conversion of series A
  preferred stock              (1,000,000)        (10,000)             --              --

Acquisition expenses                   --              --              --              --

Cashless exercise of common
  stock options                        --              --              --              --

Cashless exercise of common
  stock warrants                       --              --              --              --

Reversal of payable related
  to cost of capital                   --              --              --              --

Payment of preferred stock
  dividends                            --              --              --              --

Member distributions                   --              --              --              --

Treasury shares                        --              --              --              --

Payment of subscription                --              --              --              --

Capitalized expenses                   --              --              --              --

Sale of preferred stock
  series E, net of expenses            --              --              --              --

Conversion of series D
  preferred stock                      --              --              --              --

Proceeds from PECA, net
  of expenses                          --              --              --              --

Elimination of subscription
  receivable                           --              --              --              --
                                ---------       ---------       ---------       ---------

Balance December 31, 2000              --       $      --          50,000       $      50
                                =========       =========       =========       =========


    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000, AND 1999


                                    Preferred Series D             Preferred Series E
                                -------------------------       -------------------------
                                 Shares          Amount          Shares           Amount
                                ---------       ---------       ---------       ---------
Balance, December 31, 1998             --       $      --              --       $      --

Adjustment in connection
  with pooling of
  interests                            --              --              --              --
                                ---------       ---------       ---------       ---------
Balance, December 31,
  1998, as restated                    --              --              --              --

Net income                             --              --              --              --

Compensation adjustment
  recognized under APB 25              --              --              --              --

Sale of common stock                   --              --              --              --

Issuance of common stock
  for services                         --              --              --              --

Sale of preferred stock
  series A                             --              --              --              --

Sale of preferred stock
  series C                             --              --              --              --

Cancellation of common
  stock in settlement                  --              --              --              --
                                ---------       ---------       ---------       ---------

Balance, December 31, 1999             --              --              --              --

Net loss                               --              --              --              --

Compensation adjustment
  recognized under FAS 123             --              --              --              --

Compensation adjustment
  recognized under APB 25              --              --              --              --

Issuance of common stock
  for services                         --              --              --              --

Stock accepted for payment
  of note                              --              --              --              --

Sale of preferred stock
  series D, net of expenses        75,000              75              --              --

Conversion of series A
  preferred stock                      --              --              --              --

Acquisition expenses                   --              --              --              --

Cashless exercise of common
  stock options                        --              --              --              --

Cashless exercise of common
  stock warrants                       --              --              --              --

Reversal of payable related
  to cost of capital                   --              --              --              --

Payment of preferred stock
  dividends                            --              --              --              --

Member distributions                   --              --              --              --

Treasury shares                        --              --              --              --

Payment of subscription                --              --              --              --

Capitalized expenses                   --              --              --              --

Sale of preferred stock
  series E, net of expenses            --              --          30,000              30

Conversion of series D
  preferred stock                  (5,950)             (6)             --              --

Proceeds from PECA, net
  of expenses                          --              --              --              --

Elimination of subscription
  receivable                           --              --              --              --
                                ---------       ---------       ---------       ---------

Balance December 31, 2000          69,050       $      69          30,000       $      30
                                =========       =========       =========       =========





    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000, AND 1999


                                          Common Stock                   Additional
                                --------------------------------          Paid-In
                                   Shares              Amount             Capital
                                ------------        ------------        ------------
Balance, December 31, 1998       16,085,936        $     16,086        $ 96,805,249

Adjustment in connection
  with pooling of interests       2,750,000               2,750              (2,750)
                                ------------        ------------        ------------
Balance, December 31, 1998,
  as adjusted                    18,835,936              18,836          96,802,499

Net income                               --                  --                  --

Compensation adjustment
  recognized under APB 25                --                  --         (81,945,112)

Member distributions                     --                  --                  --

Sale of common stock              3,848,577               3,848           3,278,365

Issuance of common stock
  for services                      178,470                 179           1,161,945

Sale of preferred stock
  series A                               --                  --           1,990,000

Sale of preferred stock
  series C                               --                  --           4,474,950

Cancellation of common
  stock in settlement            (1,767,769)             (1,768)                 --
                                ------------        ------------        ------------

Balance, December 31, 1999       21,095,214              21,095          25,762,647

Net loss                                 --                  --                  --

Compensation adjustment
  recognized under FAS 123               --                  --             919,827

Compensation adjustment
  recognized under APB 25                --                  --          (4,802,916)

Issuance of common stock
  for services                      228,888                 229             188,349

Stock accepted for payment
  of note                           (24,988)                (25)            (50,731)

Sale of preferred stock
  series D, net of expenses              --                  --           6,984,925

Conversion of series A
  preferred stock                   550,000                 550               9,450

Acquisition expenses                     --                  --            (183,277)

Cashless exercise of common
  stock options                      75,642                  76                 (76)

Cashless exercise of common
  stock warrants                     36,509                  36                 (36)

Reversal of payable related
  to cost of capital                     --                  --             160,000

Payment of preferred stock
  dividends                              --                  --                  --

Member distributions                     --                  --                  --

Treasury shares                    (106,757)               (107)                107

Payment of subscription                  --                  --                  --

Capitalized expenses                     --                  --            (235,023)

Sale of preferred stock
  series E, net of expenses              --                  --           2,759,940

Conversion of series D
  preferred stock                 1,405,549               1,406              (1,400)

Proceeds from PECA, net
  of expenses                            --                  --           1,819,770

Elimination of subscription
  receivable                             --                  --            (900,000)
                               ------------        ------------        ------------

Balance December 31, 2000        23,260,057        $     23,260        $ 32,431,556
                               =============       =============       =============





    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000, AND 1999


                                                                           Total
                                 Retained           Subscription        Stockholders'
                                  Deficit           Receivable             Equity
                                ------------        ------------        ------------
Balance, December 31, 1998    $ (94,098,990)        $        --       $   2,722,345

Adjustment in connection
  with pooling of interests         (99,352)                 --             (99,352)
                                ------------        ------------        ------------
Balance, December 31, 1998,
  as adjusted                   (94,198,342)                 --           2,622,993

Net income                       73,438,652                  --          73,438,652

Compensation adjustment
  recognized under APB 25                --                  --         (81,945,112)

Member distributions               (176,918)                 --            (176,918)

Sale of common stock                     --            (558,510)          2,723,703

Issuance of common stock
  for services                           --                  --           1,162,124

Sale of preferred stock
  series A                               --          (1,000,000)          1,000,000

Sale of preferred stock
  series C                               --                  --           4,475,000

Cancellation of common
  stock in settlement                    --                  --              (1,768)
                                ------------        ------------        ------------

Balance, December 31, 1999      (20,936,608)         (1,558,510)          3,298,674

Net loss                        (12,534,492)                 --         (12,534,492)

Compensation adjustment
  recognized under FAS 123               --                  --             919,827

Compensation adjustment
  recognized under APB 25                --                  --          (4,802,916)

Issuance of common stock
  for services                           --                  --             188,578

Stock accepted for payment
  of note                                --                  --             (50,756)

Sale of preferred stock
  series D, net of expenses              --                  --           6,985,000

Conversion of series A
  preferred stock                        --                  --                  --

Acquisition expenses                     --                  --            (183,277)

Cashless exercise of common
  stock options                          --                  --                  --

Cashless exercise of common
  stock warrants                         --                  --                  --

Reversal of payable related
  to cost of capital                     --                  --             160,000

Payment of preferred stock
  dividends                         (86,667)                 --             (86,667)

Member distributions               (112,451)                 --            (112,451)

Treasury shares                          --                  --                  --

Payment of subscription                  --             558,510             558,510

Capitalized expenses                     --                  --            (235,023)

Sale of preferred stock
  series E, net of expenses              --                  --           2,759,970

Conversion of series D
  preferred stock                        --                  --                  --

Proceeds from PECA, net
  of expenses                            --                  --           1,819,770

Elimination of subscription
  receivable                             --           1,000,000             100,000
                               ------------        ------------        ------------

Balance December 31, 2000     $ (33,670,218)       $         --        $ (1,215,253)
                               =============       =============       =============




    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                         RESTATED
                                   2000               1999                 1998
                                ------------        ------------        ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)             $(12,534,492)       $ 73,438,652        $(93,675,433)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities-
   Noncash items included in net income:
       Depreciation and
        amortization              1,033,584             338,044             154,420
       Impairment loss            4,736,318                  --                  --
       Gain (loss) on
        disposal of assets          (25,000)            122,368              24,286
       Loss on worthless stock           --               2,000                  --
       Compensation - stock
        issued for services         188,578           1,162,477                  --
       Compensation adjustment
        recognized under APB 25  (4,802,916)        (81,945,112)         90,754,013
       Compensation adjustment
        recognized under FAS 123    919,827                  --                  --
       Bad debt on notes
        receivable                  208,994                  --                  --
       Net change in assets and
        liabilities of
        discontinued operation     (284,419)            284,419                  --
       Net change in operating
        assets and liabilities    2,185,725             201,997              66,249
                               ------------        ------------        ------------

   Net cash used in
    operating activities         (8,373,801)         (6,395,155)         (2,676,465)
                                ------------        ------------        ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 (Increase) decrease
  in amount due from
  related party                      64,553             (48,414)            (18,113)
 Increase in amount due
  from members                           --               2,376              (2,376)
 Payments for purchase
  of fixed assets                (1,688,976)           (582,545)           (376,312)
 Proceeds from sale
  of fixed assets                        --              70,280                  --
 Increase in notes receivable            --            (235,000)                 --
 Proceeds from the sale of
  assets                             25,000                  --                  --
 Purchase of Interwireless
  including related expenses     (4,152,219)                 --                  --
 Purchase of stock                       --                  --              (2,000)
                                ------------        ------------        ------------
   Net cash used in
    investing activities         (5,751,642)           (793,303)           (398,801)
                                ------------        ------------        ------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           ESAT, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                        RESTATED
                                    2000               1999               1998
                                  ---------          ---------         ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Increase (decrease)in
  contracts payable                 (63,961)             54,263              22,710
 Payments of lease obligations      (60,873)            (33,777)            (12,044)
 Issuance of long-term debt              --                  --             269,049
 Payments of long-term debt        (250,346)            (95,713)                 --
 Member distributions              (112,451)           (176,918)            (78,500)
 Payments on notes payable               --             (47,283)                 --
 Proceeds from issuance of
  preferred stock                 9,745,000           5,475,000                  --
 Proceeds from issuance of
  common stock                           --           2,721,575           5,673,132
 Dividends paid                     (86,667)                 --                  --
 Receipt of subscription
  receivable                        558,510                  --                  --
 Increase in note payable
  stockholder                        34,700                  --                  --
 Proceeds from Private
  Equity Credit Agreement         1,819,770                  --                  --
 Payments for capitalized
  equity-related costs             (418,300)                 --                  --
                                ------------        ------------        ------------

   Net cash provided by
    financing activities         11,165,382           7,897,147           5,874,347
                                ------------        ------------        ------------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS   (2,960,061)            708,689           2,799,081

CASH (OVERDRAFT) AND CASH
  EQUIVALENTS, BEGINNING          3,412,205           2,703,516             (95,565)
                                ------------        ------------        ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                  $    452,144        $  3,412,205        $  2,703,516
                               ============        ============        ============




    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

     a)   Nature of Operations

          The Company provides a wide range of services under the product name VISP or Virtual Internet Service Provider. The VISP product is geared to companies who currently or wish to offer ISP services without the burden of investing in and maintaining a "back office" portion of an ISP business. The VISP product is completely customized to meet the customers' branding requirements and is operated by the Company in its network operations center. Services include user signup, billing, authentication, email, news, technical support and access to more than 1,100 dialup locations throughout the world.

          The Company also provides satellite Internet access services and products to businesses, educational institutions, and government agencies. The Company's satellite network enables it to provide data delivery services without geographical constraints.

     b)   Revenue Recognition

          The Company reports on the accrual basis for both financial statement and income tax purposes. Revenue from product sales is recognized as products are shipped. Revenue from services is recognized as the service is provided. Deferred revenue consists of prepaid Internet and satellite access fees, prepaid VISP contract services and deferred start up fees. Deferred fee revenue is amortized using the straight-line method over the estimated life of the contract. A related liability, deferred revenue is recorded for the unearned portion of service revenue recognized.

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

     d)   Concentration of Credit Risk

          The Company maintains its cash balances in various financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At various times throughout the years ended December 31, 2000 and 1999, the Company has maintained balances in excess of federally insured limits. The Company's uninsured balances totaled $279,263 and $3,260,611 at December 31, 2000 and 1999, respectively.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)   Concentration of Credit Risk (Continued)

          The Company purchases satellite transponder time from one supplier. The Company is currently behind in its payments to this supplier.

          The Company had a single customer that accounted for 54 percent and 26 percent of its revenue during the years ended December 31, 2000 and 1999 respectively and 76 percent and 43 percent of net accounts receivable at December 31, 2000 and 1999 respectively.

          Subsequent to December 31, 2000 the Company was informed that its major customer was discontinuing a product which had provided a significant source of revenue to the Company. Revenue provided by this source averaged $266,245 per month during the last quarter of 2000.

     e)   Principles of Consolidation

          The consolidated financial statements include the accounts of eSAT, Inc., and its wholly owned subsidiaries. Significant inter-company transactions and amounts have been eliminated in consolidation.

     f)   Business Combinations

          In October 1998, the Company completed a reverse acquisition with U.S. Connect 1995 Inc. A total of 11,407,507 common shares were exchanged in a 1:1 ratio. The transaction was a merger of a private operating company into a non-operating public shell corporation with nominal assets.

          On April 13, 2000 the Company acquired InterWireless, Inc. in a business combination accounted for as a purchase. The purchase price of $4,152,219 exceeded the fair value of the net assets by $4,152,219, which was recorded as goodwill and was to be amortized using the straight-line method over 7 years. See Note 5 for further information about the goodwill valuation. The results of operations of InterWireless, Inc. are included with the results of the Company beginning April 13, 2000.

          On April 13, 2000, the Company acquired PacificNet Technologies, Inc. in a business combination accounted for as a pooling of interests. PacificNet Technologies, Inc. became a wholly owned subsidiary of the Company through the exchange of 2,750,000 shares of the Company's common stock for all the outstanding stock of PacificNet Technologies, Inc. The accompanying financial statements for the years ended December 31, 1999 and 1998 have been restated to give effect to this combination.

          Following is a reconciliation of the amounts of net sales and net income previously reported with restated amounts:

                                                                        RESTATED
                                                        1999              1998
                                                    ------------      -------------
                Sales:
                  As previously reported            $     313,640     $     341,047
                  Acquired company                      3,362,577         2,133,570
                                                    -------------     -------------
                  As restated                       $   3,676,217     $   2,474,617
                                                    =============     =============

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)   Business Combinations (Continued)

                Net income (loss):
                  As previously reported            $  73,199,403     $ (93,481,186)
                  Acquired company                        239,249          (194,247)
                                                    -------------     -------------
                  As restated                       $  73,438,652     $ (93,675,433)
                                                    =============     =============

     g)   Cash and Cash Equivalents

          The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.

     h)   Accounts Receivable

          The allowance for doubtful accounts is established through a provision for bad debt charged to expense. Receivables are charged off against the allowance when management believes that the collectibility of the account is unlikely. Recoveries of amounts previously charged off are credited to revenues. At December 31, 2000 and 1999, the allowance for doubtful accounts was $305,450 and $127,434, respectively.

     i)   Inventory

          Inventory consists of satellite dishes and related equipment and is stated at the lower of cost or market. Cost is determined using the weighted average method.

     j)   Property, Equipment and Depreciation

          Property and equipment are initially recorded at cost. During 2000, fixed assets used in the operations of the Interwireless subsidiary and fixed assets related to satellite services were deemed to be impaired and written down to their fair value. Fair value exceeded their carrying value by $1,006,211. An impairment loss of that amount (included in operating expenses) has been charged to operations in 2000. Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives:

                                                                ESTIMATED
           ASSET CLASSIFICATION                                USEFUL LIFE
           --------------------                                -----------
           Machinery and equipment                             3-5 Years
           Office equipment                                      3 Years
           Furniture                                             5 Years
           Leasehold improvements                                3 Years

          Expenditures for maintenance and repairs are charged to expense as incurred.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j)   Property, Equipment and Depreciation (Continued)

          Property and equipment consist of:

                                                           2000           1999
                                                        -----------      ---------
                  Machinery and equipment               $ 1,634,804    $   790,065
                  Office equipment                          325,753        267,918
                  Furniture                                  73,900        103,269
                  Leasehold improvements                     35,187         35,440
                                                        -----------     ----------
                                                          2,069,644      1,196,692
                  Less - Accumulated depreciation          (925,833)      (376,807)
                                                        -----------     ----------
                                                          1,143,811        819,885

                  Leased property under capital
                   lease, net                               214,261        232,051
                                                        -----------    -----------
                                                        $ 1,358,072    $ 1,051,936
                                                        ===========     ==========

     k)   Research and Development

          Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the years ended December 31, 2000 and 1999 were $199,885 and $500,134 respectively. For the year ended December 31, 1998 there were no expenditures for research and development.

     l)   Income Taxes

          The Company files a consolidated federal income tax return. The subsidiaries pay to or receive from eSAT, Inc., the parent company, the amount of federal income taxes they would have paid or received had the subsidiaries filed separate federal income tax returns. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has a deferred tax asset due to net operating loss carryforwards for income tax purposes and the timing difference in the recognition of compensation expense for financial statement purposes. The deferred tax asset is approximately $6.3 million and $2.8 million at December 31, 2000 and 1999, respectively; however, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. At December 31, 2000 and 1999, the Company's available federal net operating loss carry forwards totaled $24.9 million and $12.2 million, respectively, and California net operating loss carry forwards totaled $18.6 million and $12.2 million, respectively. The loss carry forwards will expire at various dates through the year 2021.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     l)   Income Taxes (Continued)

          Prior to the pooling of interests on April 13, 2000, PacificNet operated as a limited liability company. It was treated as a partnership for federal income tax purposes. Consequently, federal income taxes were not payable by, or provided for the subsidiary. Members were taxed individually on their shares of the subsidiary's earnings at the federal and state levels. The subsidiary was subject to an annual California minimum franchise tax of $800 and the California Limited Liability Company Fee, which is based on annual gross sales. The subsidiary's net income or loss was allocated among the members in accordance with the operating agreement of the subsidiary. The accompanying financial statements, restated to give effect to the pooling reflect the fact that had PacificNet been a subsidiary in prior years, no additional tax would have been incurred due to the parent company's net operational losses.


     m)   Stock-Based Compensation

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

     n)   Net Earnings or Loss Per Share

          The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the year ended December 31, 1999:


           Income available to common
            stockholders before adjustments       $ 73,438,652
           Adjustments                                      --
                                                  ------------

           Income available to common
            stockholders used in basic EPS        $ 73,438,652
                                                  ============

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     n)   Net Earnings or Loss Per Share (Continued)

           Weighted average number of
            common shares used in basic EPS         20,956,553

           Effect of dilutive securities:
            Common stock dividend on
             preferred stock Series A                     (479)
            Stock options                            1,762,798
            Warrants                                 1,270,949
            Convertible preferred
             stock Series A                             97,691
            Convertible preferred
             stock Series C                             11,022
                                                  ------------

           Weighted average number of
            common shares and dilutive
            potential common stock used
            in dilutive EPS                         24,098,534
                                                  ============

          Basic net loss per share is based on the weighted average number of common shares outstanding of 21,900,103 and 18,835,936 for 2000 and 1998 respectively. The basic and diluted earnings per share calculations are the same for 2000 and 1998 because potential dilutive securities would have had an antidilutive effect for all periods presented. Securities that were not included in the 2000 and 1998 earnings per share calculation because they were antidilutive consist of the convertible preferred stock, warrants and stock options.

     o)   Advertising

          The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2000, 1999, and 1998 were $903,952, $479,387 and $175,647 respectively.

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

     The Company's management estimates that its current cash, cash equivalents and cash generated from operations will only be sufficient to meet its anticipated cash needs through approximately May 15, 2001. Accordingly the Company will require a substantial additional cash infusion to continue its operations. Management does not believe that additional capital will be available. Management is considering an asset sale or other comparable transaction as part of a financial restructuring. If the Company is not successful in completing a strategic transaction, it will be required to cease operations.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(3)  NOTE RECEIVABLE - EMPLOYEE

     Note receivable - employee at December 31, 1999 consisted of a note receivable from an employee dated June 9, 2000, due in monthly payments of $1,580, including interest at 6.5%, secured by personal property of the employee. During the year ended December 31, 2000 the Company accepted 24,988 shares of its own stock in satisfaction of the note.

(4)  LEASED PROPERTY UNDER CAPITAL LEASE

     The Company leases office equipment under capital leases. The economic substance of these lease agreements is that the Company is financing the acquisition of the leased assets through the leases and, accordingly, they are recorded in the Company's assets and liabilities. The following is an analysis of the leased property under capital lease:

                                                       2000               1999
                                                     ---------        -------------
           Computer equipment                       $ 291,553        $     159,579
           Office equipment                            36,910              137,081
            Less accumulated depreciation            (114,202)             (64,609)
                                                    ---------        -------------

                                                    $ 214,261        $     232,051
                                                    =========        =============

           Net minimum lease payments               $ 234,878        $     245,949
            Less - amount representing
             interest                                 (58,133)             (39,505)
                                                    ---------        -------------


           Present value of net minimum
            lease payments                          $ 176,745        $     206,444
                                                    =========        =============

     The following is a schedule by years of future minimum lease payments required under the leases:



                      Years ending December 31, 2001     $  75,902
                                                2002        46,785
                                                2003        17,044
                                                2004        17,490
                                                2005        19,524
                                                         ---------

                                                         $ 176,745
                                                         =========

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(5)  GOODWILL

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition. Amortization expense charged to operations totaled $444,881 during the year ended December 31, 2000. In December 2000, fixed assets used in the operations of Interwireless were deemed to be impaired. See Note 1(j) for details regarding the write down of such assets to their fair value. In addition, goodwill with a carrying value of $3,707,338, which arose in connection with the acquisition of Interwireless, has been written down to zero. The write-off of goodwill is included in the 2000 income statement as part of impairment loss.


(6)  NOTES PAYABLE STOCKHOLDER

                                                         2000             1999
                                                         ----             ----
           Notes payable to stockholders, former
             principals of Interwireless, due on
             demand, unsecured.                        $   34,700       $      --
                                                       ==========       =========

(7)  NOTE PAYABLE - RELATED PARTY

                                                         2000             1999
                                                         ----             ----
           Note payable - Vantage Capital, Inc.,
             due on demand, with interest at the
             applicable Federal rates, unsecured.
             Michael Palmer, former CEO of eSAT,
             Inc., is the 100% shareholder of
             Vantage Capital, Inc. AFR at
             December 31, 1999 was 5.59%               $       --       $  90,250
                                                       ==========       =========

(8)  COMMITMENTS AND CONTINGENCIES

     a)   Non-Cancelable Operating Lease

          The Company leases various equipment and office facilities under a non- cancelable operating leases. The leases have various terms, ranging from two years to ten years which expire periodically through 2006.

          The following is a schedule by years of future minimum lease payments required under the leases:

                    Years ending December 31, 2001    $   943,757
                                              2002        857,265
                                              2003        616,801
                                              2004        479,916
                                              2005         91,032
                                                      -----------
                                                      $ 2,988,771
                                                      ===========

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(8)  COMMITMENTS AND CONTINGENCIES (Continued)

     b)   Pending and Threatened Litigation

          In December 2000, Michael C. Palmer, former CEO of the Company and Vantage Capital, Inc. (controlled by Mr. Palmer), commenced an arbitration proceeding seeking $325,000 in severance benefits alleged to be part of his contract with the Company. In January 2001, i-Xposure, Inc. filed a lawsuit against the Company seeking approximately $351,000 plus interests and costs, allegedly due under guaranties which were part of a bridge financing arrangement.

          Although the Company intends to defend itself, it cannot be certain of a favorable outcome. Liabilities have been accrued using estimates of the Company's potential losses.

          In January 2001, a claim was asserted against the Company by two shareholders alleging fraud and material omission of fact as represented by the current and a former Chief Executive Officer of the Company. The claim alleges damages of $434,000. The Company believes the claim to be without merit and intends to vigorously defend itself. No accrual for a potential loss is reflected in the accompanying financial statements.

          In March 2001, Richard Elliot and David Pennells, co-founders and Presidents of the subsidiaries PacificNet and Interwireless, asserted certain claims of non-performance against the Company. They have not filed a lawsuit, nor have they sought any damages, as of yet. Due to uncertainty regarding the claims, and the fact that nothing has been formally brought against the Company, no accrual has been made in these financial statements.


     c)   Employment Agreements

          The Company has entered into agreements with certain of its officers. The agreements provide for a minimum annual salary and options to purchase stock of the Company.

     d)   Purchase Obligations

          In order to assure its supply of satellite transmission time when needed, the Company has entered into Transponder Lease Agreements with a supplier with available transponder capacity. The agreements expire at various dates through November, 2002. The Company may terminate the agreements only if there is a period of interruption of service greater than 14 days or in the event the satellite the agreement pertains to is taken out of service. The Company is required to make minimum annual payments as follows, payable in monthly installments whether or not it makes use of the time under the agreements:

                  Years ending December 31, 2001       $  753,960
                                            2002           72,000
                                                       ----------
                                                       $  825,960
                                                       ==========

          The Company is currently behind in these payments. In addition, at the Company's option, for additional monthly fees, the Company may upgrade service if additional capacity is needed. The Company is responsible for the payment of all taxes, duties, user fees, and privilege or excise taxes pertaining to the use of the suppliers' equipment. Fees paid under these agreements totaled $889,960, $601,960 and $37,230 for the years ended December 31, 2000, 1999 and 1998, respectively.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(8)  COMMITMENTS AND CONTINGENCIES (Continued)

     d)   Purchase Obligations (Continued)

          In June 2000 the Company entered into an agreement with a supplier of radio frequency equipment for use in its fixed wireless business line. The agreement requires the Company to purchase specified quantities of product through October 2003. The failure of the Company to meet the stated purchase commitments could result in a liability to the supplier of approximately $5,000,000. The equipment has not performed as specified in the agreement in multiple material aspects. Accordingly, the Company is seeking rescission of the contract, and has not accrued the liability.

(9)  STOCKHOLDERS' EQUITY

     a)   Common Stock and Warrants

          At December 31, 2000, the Company had 100 million shares authorized and 23,260,057 issued and outstanding. In addition, the Company had outstanding at December 31, 2000 and 1999, 10,698,665 and 5,039,163
          warrants convertible into common shares at various prices ranging from $0.39 to $14.70, with expiration dates through December, 2004.

          A summary of the warrants outstanding at December 31, 2000 is as follows:


                                               WEIGHTED AVERAGE
                 EXERCISE                         REMAINING        WEIGHTED AVERAGE
                PRICE RANGE           NUMBER   CONTRACTUAL LIFE     EXERCISE PRICE
            --------------------      ------   ----------------    ----------------
               $0.39 - $1.52        2,484,256     52 months            $1.13
               $2.40 - $3.31        3,065,110     26 months            $2.90
               $3.98 - $6.25        3,372,299     49 months            $4.62
               $8.00 - $8.50          900,000     53 months            $8.22
              $10.00 - $14.70         877,000     20 months           $11.73

          A summary of the warrants outstanding at December 31, 1999 is as follows:

                                                WEIGHTED AVERAGE
                 EXERCISE                          REMAINING       WEIGHTED AVERAGE
                PRICE RANGE           NUMBER    CONTRACTUAL LIFE    EXERCISE PRICE
            --------------------      -------    ----------------    --------------
               $0.72 - $1.37          225,000      50 months           $0.86
               $2.40 - $3.14        3,009,286      49 months           $2.94
               $4.25 - $6.25        1,038,877      58 months           $5.02
                   $8.50              400,000      58 months           $8.50
              $14.00 - $14.70         366,000      45 months          $14.13

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(9)  STOCKHOLDERS' EQUITY (Continued)

     b)   Common Stock Reserved

          At December 31, 2000, common stock was reserved for the following reasons:

           Exercise of common stock warrants              10,698,655
           Conversion of preferred stock                   5,815,014
           Exercise of employee stock options              3,343,738
                                                          ----------
                                                          19,857,407
                                                          ==========

          The holders of Preferred Stock series C, D and E can own no more than
          4.99 percent of the outstanding common stock of the Company. The above reserve for the conversion of preferred shares assumes that any converted shares will be retained by the Preferred stock shareholders. Had the Preferred shareholders converted to common stock at December 31, 2000 and sold it, a total of approximately 86,338,000 shares of common stock would have been required. This amount combined with the outstanding shares at December 31, 2000 exceeded the common shares authorized.

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
                                                           ---------
                                                           8,596,202
                                                           =========

     c)   Preferred Stock

          Preferred stock consists of the following:

          Series A - $.01 par value, 2 million shares authorized, 1 million shares issued and outstanding, pays dividends quarterly in the form of common stock at an annual rate of 12 percent, cumulative and fully participating, convertible to common stock at a rate of one share of preferred stock for $2 of common stock, rounded to the nearest whole common share. The Company is required to maintain a reserve of common stock sufficient to effect conversion. Holders of Series A Preferred Stock are entitled to one vote per share. In addition, the Company must obtain the consent of the holders of not less than 50% of the shares of outstanding Series A preferred stock on matters involving declaration and payment of dividends on common stock, sale or issuance of capital stock of the Company or options to acquire capital stock of the Company other than Series A Preferred Stock, or changes in the general character of the Company's business. All outstanding shares of Series A preferred stock were held by Vantage Capital, Inc., a related party. During the year ended December 31, 2000, all the outstanding shares of Series A preferred stock were converted into common shares.

          Series C - $.001 par value, 50,000 shares authorized, issued and outstanding, pays dividends quarterly in the form of cash or common stock at an annual rate of 6 percent, cumulative and fully participating, redeemable and convertible to common stock. The number of common shares to be issued upon conversion is determined by multiplying the number of preferred shares to be converted by a fraction. The numerator of the fraction is the purchase price of the preferred shares. The denominator of the fraction is the conversion price, calculated as the lesser of 125 percent of the closing bid price of the common stock on the trading day immediately preceding the issue date, or 85 percent of the five day average quoted price for the five trading days immediately preceding the conversion notice date. At December 31, 2000 dividends in arrears on the Series C Preferred stock were $212,500 ($4.25 per share).

                          ESAT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(9)  STOCKHOLDERS' EQUITY (Continued)

     c)   Preferred Stock (Continued)

          Series D - $.001 par value, 75,000 shares authorized, 69,050 shares issued and outstanding, pays dividends quarterly in the form of cash or common stock at an annual rate of 6 percent, cumulative and fully participating, redeemable and convertible to common stock. The number of common shares to be issued upon conversion is determined by multiplying the number of preferred shares to be converted by a fraction. The numerator of the fraction is the purchase price of the preferred shares. The denominator of the fraction is the conversion price, calculated as the lesser of 125 percent of the closing bid price of the common stock on the trading day immediately preceding the issue date, or 85 percent of the five day average quoted price for the five trading days immediately preceding the conversion notice date. Holders of Series D Preferred Stock are entitled to one vote per share. At December 31, 2000 dividends in arrears on the Series D Preferred stock were $293,463 ($4.25 per share).

          Series E - $.001 par value, 30,000 shares authorized, issued and outstanding, pays dividends quarterly in the form of cash or common stock at an annual rate of 6 percent, cumulative and fully participating, redeemable and convertible to common stock. The number of common shares to be issued upon conversion is determined by multiplying the number of preferred shares to be converted by a fraction. The numerator of the fraction is the purchase price of the preferred shares. The denominator of the fraction is the conversion price, calculated as 10,000 shares of Series E preferred Stock commencing on each of the 30th, 60th and 90th days after the first issue date, provided that in no event shall any holder of Series E Preferred stock convert more than 20 percent of such holder's shares in any period of five consecutive trading days. Holders of Series D Preferred Stock are entitled to one vote per share. At December 31, 2000 dividends in arrears on the Series E preferred stock were $70,510 ($2.35 per share).

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

          The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

                                                     FIXED                VARIABLE
                                                    OPTIONS               OPTIONS
                                                  -------------        --------------
           Dividend yield                           0.00  %                0.00 %
           Risk-free interest rate                  6.56  %                6.56 %
           Expected life                            2.50  years            2.50
           years
           Expected volatility                     64.32  %               64.32 %

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(9)  STOCKHOLDERS' EQUITY (Continued)

     d)   Stock Option Agreements (Continued)

          Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share for the years ended December 31, 2000 and 1999 would have been reduced as follows:

                                                Year Ended December 31,
                                                -----------------------
                                             2000                     1999
                                             ----                     ----
           Net income (loss):
           As reported                   $ (12,534,492)            $   73,438,652
                                         ==============            ==============

           Pro forma                     $ (18,046,333)            $  (11,714,410)
                                         ==============            ==============

           Basic earnings per share:
           As reported                   $        (0.58)           $         3.50
                                         ==============            ==============

           Pro forma                     $        (0.82)           $        (0.56)
                                         ==============            ==============

           Diluted earnings per share:
           As reported                   $        (0.58)           $         3.05
                                         ==============            ==============

           Pro forma                     $        (0.82)           $        (0.49)
                                         ==============            ==============

          The following is a schedule of the weighted average exercise price and weighted average fair value in accordance with SFAS 123 at December 31, 2000:

                                                WEIGHTED          WEIGHTED
                                                AVERAGE           AVERAGE
                                             EXERCISE PRICE      FAIR VALUE
                                             --------------      ----------
              Exercise price:
              Exceeds market price              $    3.33         $   0.00
              Equals market price                     n/a              n/a
              Less than market price                  n/a              n/a

          The following is a schedule of the weighted average exercise price and weighted average fair value in accordance with SFAS 123 at December 31, 1999:

                                                WEIGHTED          WEIGHTED
                                                AVERAGE           AVERAGE
                                             EXERCISE PRICE      FAIR VALUE
                                             --------------      ----------
              Exercise price:
              Exceeds market price              $   10.25         $   0.60
              Equals market price               $    3.26         $   1.25
              Less than market price            $    6.23         $   1.03

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(9)  STOCKHOLDERS' EQUITY (Continued)

     d)   Stock Option Agreements (Continued)

          The Company applies APB Opinion 25 in accounting for its fixed and variable stock compensation plans. Compensation cost charged to operations in 2000 was $0 and $(4,802,916) for the fixed and variable plans, respectively. Compensation cost charged to operations in 1999 was $2,522,340 and $(84,467,452) for the fixed and variable plans, respectively. Compensation cost charged to operations in 1998 was $0 and $90,754,014 for the fixed and variable plans, respectively.

          Following is a summary of the status of the variable plan during 1998, 1999 and 2000:

                                                NUMBER OF          WEIGHTED AVG.
                                                 SHARES           EXERCISE PRICE
                                                 ------           --------------
               Outstanding at
                December 31, 1997                      --            $   --

               Granted                          6,752,236              1.98
               Exercised                               --                --
               Forfeited                               --                --
                                               ----------

               Outstanding at
                December 31, 1998               6,752,236              1.98

               Granted                                 --                --
               Exercised                         (598,941)             0.95
               Forfeited                       (4,564,422)             1.92
                                               ----------

               Outstanding at December 31,
                1999                            1,588,873              2.56

               Granted                          1,290,000              3.75
               Exercised                         (169,300)             1.39
               Forfeited                         (962,668)             3.78
                                                ----------

               Outstanding at December 31,
                2000                            1,746,905            $ 3.22
                                                ==========

               Options exercisable at
                December 31, 1998               6,752,236            $ 1.98
                                                =========

               Options exercisable at
                December 31, 1999               1,588,873            $ 2.56
                                               ==========

               Options exercisable at
                December 31, 2000               1,382,599            $ 2.71
                                               ==========

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(9)  STOCKHOLDERS' EQUITY (Continued)

     d)   Stock Option Agreements (Continued)

          Following is a summary of the status of the fixed plan during 1999 and 2000:


                                                  NUMBER OF        WEIGHTED AVG.
                                                   SHARES         EXERCISE PRICE
                                                   ------         --------------
              Outstanding at
               January 1, 1999                            --           $   --
              Granted                              1,366,000             7.32
              Exercised                                   --               --
              Forfeited                                   --               --
                                                  -----------

              Outstanding at
               December 31, 1999
              Granted                              1,366,000             7.32
              Exercised                            4,386,712             3.68
              Forfeited                                   --               --
                                                  (4,155,879)            5.04
                                                  -----------

              Outstanding at
               December 31, 2000                   1,596,833           $ 3.70
                                                   =========

              Options exercisable
               at December 31, 1999                1,116,000           $ 8.15
                                                   =========
              Options exercisable
               at December 31, 2000                  397,902           $ 4.12
                                                   =========

          Following is a summary of the status of variable options outstanding at December 31, 1999:

                                        WEIGHTED AVERAGE
             EXERCISE                       REMAINING       WEIGHTED AVERAGE
           PRICE RANGE       NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE
           ------------      ------     ----------------    --------------
                $0.72        580,873        45 months           $0.72
                $3.00        908,000        45 months           $3.00
                $9.25        100,000        48 months           $9.25

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(9)  STOCKHOLDERS' EQUITY (Continued)

     d)   Stock Option Plan (Continued)

          Following is a summary of the status of variable options outstanding at December 31, 2000:

                                        WEIGHTED AVERAGE
             EXERCISE                       REMAINING       WEIGHTED AVERAGE
           PRICE RANGE       NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE
           ------------      ------     ----------------    --------------
                $0.72        288,905        32 months           $0.72
             $3.00-$4.19   1,458,000        35 months           $3.43

          Following is a summary of the status of fixed options outstanding at December 31, 1999:

                                        WEIGHTED AVERAGE
             EXERCISE                       REMAINING       WEIGHTED AVERAGE
           PRICE RANGE       NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE
           ------------      ------     ----------------    --------------
             $3.00-$3.50     335,000        60 months           $3.45
                $4.00        460,000        55 months           $4.00
                $5.50         60,000        58 months           $5.50
               $10.25         11,000        54 months          $10.25
               $13.13        500,000        53 months          $13.13

          Following is a summary of the status of fixed options outstanding at December 31, 2000:

                                        WEIGHTED AVERAGE
             EXERCISE                       REMAINING       WEIGHTED AVERAGE
           PRICE RANGE       NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE
           ------------      ------     ----------------    --------------
             $2.50-$3.00     665,000        41 months           $2.99
             $4.00-$5.69     931,833        42 months           $4.21

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

          In settlement of the discrepancy, the Company entered into a Stock Reconciliation Settlement Agreement with CFE effective December 31, 1999. Under the terms of the agreement the Company received $558,310 in cash as settlement for the unpaid stock, net of unpaid fees owed CFE. The CFE agreement for future fees was canceled. Also, the Company kept a $1 million deposit made by CFE in anticipation of purchasing certain preferred shares. CFE waived all rights to receive any preferred shares. Additionally, approximately 1.8 million shares owned by the former officer were forfeited and canceled under a resignation agreement.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(9)  STOCKHOLDERS' EQUITY (Continued)

     f)   Private Equity Credit Agreement ("PECA")

          During the year ended December 31, 1999, the purchasers of the Series C Preferred Stock committed to purchase up to $20,000,000 of common stock at a price equal to 90 percent of the average of the five lowest closing bid prices for the 10 days prior to each notice of sale. In August 2000, the Company modified the terms of this equity line of credit with Wentworth, LLC establishing a $7,000,000 credit limit. In October 2000, the Company received $2,000,000 under a modification to the PECA. In accordance with the agreement, shares of the Company's common stock are issuable to Wentworth, LLC upon receipt of their call notice. A call notice on this financing has not been received by the Company to date. The PECA also calls for the issuance of warrant to purchase shares of an amount equal to 25 percent of the shares issued from each put or call notice at a price of 125 percent of the market price with respect to each funding under the PECA including the $2,000,000 financing. Management is uncertain whether Wentworth, LLC will allow the Company to continue to receive funding under the PECA.

          Subsequent to December 31, 2000, the Company received funding from Wentworth, LLC and concurrently entered into an agreement whereby the $2,000,000 received in October 2000 will be converted into a secured note collateralized by all the assets of the Company. This note is expected to be convertible into equity at the option of the holder.

(10) DISCONTINUED OPERATIONS

     On June 30, 2000 the Company adopted a formal plan to dispose of its subsidiary i-Xposure, Inc. On October 6, 2000 the Company completed a transactions whereby the Company disposed of approximately 80 percent of its interest in i-Xposure. As part of this transaction, the Company guaranteed certain loans and revenue amounts. However, these amounts are currently in dispute. See Note 8(b) for additional details.

     Net sales and results of operations of i-Xposure through October 6, 2000 were $528,993 and $(1,782,118) respectively. These amounts are not included in net sales or loss from operations in the accompanying statements of operations.

(11) RELATED PARTY TRANSACTIONS

     On September 17, 1999, the Company entered into a consulting agreement (the "Agreement") with Vantage Capital, Inc., which is wholly owned by Michael Palmer, former Chief Executive Officer of eSAT, Inc. The Agreement stated that the duties of the consultant include: (1) identifying, analyzing, structuring, negotiating and financing business sales and/or acquisitions, including without limitation, merger agreements, stock purchase agreements, and any agreements relating to financing and/or the placement of debt or equity securities of the Company; (2) assist the Company in its corporate strategies; and (3) assist the Company in the implementation of its business plan, in each case as requested by the Company. The Agreement provided for compensation in the form of a

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(11) RELATED PARTY TRANSACTIONS (Continued)

     monthly retainer of $5,000 in cash or stock, the issuance of 600,000 warrants exercisable at prices ranging from $4.25 to $8.50, a fee of 10% of the total aggregate consideration paid for any acquisition or sale by the Company of any business, corporation, or division, a fee equal to 10% of any private or public placement of debt or equity securities of the Company, and a share in any fees or commissions payable by third parties on any transaction contemplated by the Agreement. In accordance with this agreement, a $160,000 liability was accrued at December 31, 1999.

     During the years ended December 31, 2000 and 1999, the Company paid approximately $50,000 and $576,000 respectively to Parks, Palmer, Turner and Yemenidjian, LLP, a public accounting firm in which Michael Palmer, the Company's former CEO, was previously the managing partner. The payments were compensation for the services of Michael Palmer and associates of the firm.

(12) STATEMENTS OF CASH FLOWS

     The net changes in operating assets and liabilities shown on the statements of cash flows consist of the following:

                                                                    RESTATED
                                        2000           1999           1998
                                     ----------      ---------      ---------
        (Increase) Decrease:
          Accounts receivable, net   $ (315,529)     $(350,999)     $ 201,101
          Inventory                     (41,306)       154,071        (92,820)
          Other current assets         (139,750)      (431,827)         3,539
          Other assets                   23,907        (92,463)       (39,746)
          Deposits                      248,462             --             --
        Increase (Decrease):
          Accounts payable              817,107        136,292          8,726
          Accrued expenses              195,509        (14,371)         2,289
          Unearned revenue             (154,849)       189,662        117,070
          Other current
           liabilities                   23,047        587,665      (153,447)
          Deferred revenue              544,997         23,967         19,537
          Severance payable             (90,000)            --             --
          Settlement payable            (83,866)            --             --
          Accrued loss
           contingencies              1,157,996             --             --
                                     -----------     ----------     ----------

                                     $2,185,725      $ 201,997      $  66,249
                                     ===========     ==========     ==========

        Operating activities reflect:

          Interest paid               $  38,355      $  68,192      $  27,009
                                      =========      =========      =========

          Income taxes paid           $   8,390      $   4,600      $   4,600
                                      =========      =========      =========

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(12) STATEMENTS OF CASH FLOWS (Continued)

     Non-cash investing and financing transactions:

          Conversion of Series A
           Preferred stock            $    (10,000)   $        --    $        --
          Issuance of common stock          10,000             --             --
                                      -------------   ------------   ------------

                                      $         --    $        --    $        --
                                      =============   ============   ============

          Conversion of Series D
           Preferred stock            $     (1,406)   $        --    $        --
          Issuance of common stock           1,406             --             --
                                      -------------   ------------   ------------

                                      $         --    $        --    $        --
                                      =============   ============   ============

          Cancellation of note
           receivable                 $     50,756    $        --    $        --
          Cancellation of common
           stock received in
           satisfaction of note            (50,756)            --             --
                                       ------------   ------------   ------------

                                      $         --    $        --    $        --
                                      =============   ============   ============

          Purchase of idle
           assets under dispute       $ (1,414,500)   $        --    $        --
          Accounts payable-non
           trade                         1,414,500             --             --
                                      -------------   ------------   ------------

                                      $         --    $        --    $        --
                                      =============   ============   ============

          Return of fixed assets
           under capital lease        $     49,012    $        --    $        --
          Cancellation of capital
           lease obligation                (49,012)            --             --
                                      -------------   ------------   ------------

                                      $         --    $        --    $        --
                                      =============   ============   ============

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(12) STATEMENTS OF CASH FLOWS (Continued)

          Cancellation of
           subscription receivable    $  1,000,000    $        --    $        --
          Reduction of Series A
           Preferred stock issued         (900,000)            --             --
          Reduction of note
           payable                        (100,000)            --             --
                                      -------------   ------------   ------------

                                      $         --    $        --    $        --
                                      =============   ============   ============

          Subscription receivable     $         --    $  (558,510)   $        --
          Issuance of common stock              --        558,510             --
                                      -------------   ------------   ------------

                                      $         --    $        --    $        --
                                      =============   ============   ============

          Subscription receivable     $         --    $(2,000,000)   $        --
          Collection of
           subscription receivable              --      1,000,000             --
          Issuance of Series A
           Preferred stock                      --      2,000,000             --
                                      -------------   ------------   ------------
           Cash received for the
            issuance of Series A
            Preferred stock           $         --    $ 1,000,000    $        --
                                      =============   ============   ============

          Purchase fixed assets       $ (1,769,162)   $  (828,795)   $  (448,080)
          Capital lease obligation          80,186        246,250         71,768
                                      -------------   ------------   ------------

          Cash paid for fixed
           assets                     $ (1,688,976)   $  (582,545)   $  (376,312)
                                      =============   ============   ============

(13) SUBSEQUENT EVENTS

     Subsequent to December 31, 2000, the Company lost a significant source of revenue. See Note 1d for additional details.

     In January 2001, the Company received funding of $325,000 through the percent, is due on April 20, 2001 and is collateralized by all the assets of the Company. Concurrent with this funding, the Company entered into an agreement with Wentworth, LLC whereby the $2,000,000 previously advanced under the PECA in October 2000 will be converted to a secured note also collateralized by the assets of the Company. The note is expected to be convertible to equity under provisions substantially identical to those of the PECA.

(14) PRIOR PERIOD ADJUSTMENT

     The accompanying statement of operations and cash flows for 1998 have been restated to correct an error in the application of APB 25, Accounting for Stock Issued to Employees, made in 1998. The effect of the restatement was to decrease net income for 1998 by $90,754,014 ($4.98 per share), net of income tax.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(15) EXTRAORDINARY INCOME

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


(16) SEGMENT REPORTING

     During the year ended December 31, 2000, the Company had two reportable segments: Virtual Internet Service Provider (VISP) and Satellite Services. The VISP derives its revenue from providing virtual internet service provider services to external customers. Satellite services provides satellite Internet access services and products. The accounting policies applied by each of the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(16) SEGMENT REPORTING (Continued)

                                                  Satellite       All
                                        VISP       Services      Other       Total
                                     ----------   ----------   ----------   ---------
        Net sales                   $ 5,105,114  $   331,654   $  226,345  $ 5,663,113
        Cost of sales                (4,243,937)  (1,233,157)    (631,559)  (6,108,653)
        General and
          administrative expenses      (832,774)  (9,699,011)    (223,626) (10,755,411)
        Impairment loss                      --   (4,375,819)    (360,498)  (4,736,317)
        Interest expense                (23,695)     (14,645)         (15)     (38,355)
        Compensation adjustment
           under APB 25                      --    4,802,916           --    4,802,916
        Loss from discontinued
           operations                        --           --   (1,424,646)  (1,424,646)
        Net income (loss)                18,754  (10,136,134)  (2,417,112) (12,534,492)
        Depreciation and
           amortization                (183,762)    (803,721)     (46,101)  (1,033,584)
        Total assets                $ 2,038,982  $ 1,009,287   $1,399,094  $ 4,447,363

     The 1999 segment information as restated to account for the pooling of interests is as follows:

                                                   Satellite        All
                                        VISP        Services       Other         Total
                                    -----------   ------------   ----------   ------------
        Net sales                   $ 3,362,577   $    313,640   $       --   $ 3,676,217
        Cost of sales                (2,371,923)    (1,226,863)          --    (3,598,786)
        General and
          administrative expenses      (598,112)    (7,564,076)          --    (8,162,188)
        Compensation adjustment
           under APB 25                      --     81,945,112           --    81,945,112
        Interest expense                (42,462)       (25,730)          --       (68,192)
        Loss on discontinued
           operations                        --             --     (448,597)     (448,597)
        Net income (loss)               239,249     73,648,000     (448,597)   73,438,652
        Depreciation and
           amortization                (109,385)      (228,659)          --      (338,044)
        Total assets                $   824,356   $  5,441,418   $ (284,949)  $ 5,980,825

     The 1998 segment information as restated to account for the pooling of interests is as follows:

                                                   Satellite        All
                                        VISP        Services       Other         Total
                                    -----------   ------------   ----------   ------------
        Net sales                   $ 2,133,570   $    341,047   $       --   $  2,474,617
        Cost of sales                (1,970,520)      (685,570)          --     (2,656,090)
        General and
          administrative expenses      (328,573)    (2,613,468)          --     (2,942,041)
        Compensation adjustment
           under APB 25                      --    (90,754,014)          --    (90,754,014)
        Interest expense                (15,638)       (11,371)          --        (27,009)
        Extraordinary income                 --        242,990           --        242,990
        Net income (loss)              (194,247)   (93,481,186)          --    (93,675,433)
        Depreciation and
           amortization             $  (129,761)  $    (24,659)  $       --   $   (154,420)

(17) INCOME TAXES

     The provision for income taxes consists of the following:

                                         2000             1999                1998
                                    ------------      ------------       ------------
Current                             $      4,800      $      5,400       $      4,600
Deferred                                      --                --                 --
                                    ------------      ------------       ------------
Provision for income taxes          $      4,800      $      5,400       $      4,600
                                    ============      ============       ============

The components of the Company's net deferred tax assets are as follows:

                                         2000             1999                1998
                                    ------------      ------------       ------------
Allowance for doubtful accounts     $     69,000      $     29,000       $     10,290
Net operating loss                     5,129,000         2,802,000            798,000
Asset impairment                       1,066,000                --                 --
                                    ------------      ------------       ------------
                                       6,264,000         2,831,000            808,290
Valuation reserve                     (6,264,000)       (2,831,000)          (808,290)
                                    ------------      ------------       ------------
Net deferred tax asset              $         --      $         --       $         --
                                    ============      ============       ============

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

                                             2000             1999                1998
                                        ------------      ------------       ------------
Federal income tax at statutory rate    $ (2,819,181)      $16,889,648       $(21,545,350)
State minimum tax                              4,800             5,400              4,600
Change in valuation reserve                3,433,000         2,022,710            808,290
Permanent differences                       (613,819)      (18,912,358)        20,737,060
                                        ------------      ------------       ------------
                                        $      4,800      $      5,400       $      4,600
                                        ============      ============       ============

                                   SCHEDULE 2


                           ESAT, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2000, 1999, and 1998



                                                             ADDITIONS
                                                      -------------------------
                                          BALANCE     CHARGED TO     CHARGED TO                 BALANCE
                                        AT BEGINNING   COSTS AND       OTHER                     AT END
                                           OF YEAR     EXPENSE        ACCOUNTS     DEDUCTIONS    OF YEAR
                                        ------------  ----------     ----------    ----------   --------
Description

Year ended December 31, 1998

Allowance for doubtful accounts
(deducted from accounts receivable)       $31,720       $14,162         $ -0-         $ -0-       $45,882

Allowance for obsolescence
(deducted from inventory)                   $ -0-         $ -0-         $ -0-         $ -0-         $ -0-

Allowance for valuation
(deducted from deferred tax asset)          $ -0-         $ -0-      $808,290         $ -0-      $808,290

Year ended December 31, 1999

Allowance for doubtful accounts          $ 45,882      $ 81,552         $ -0-         $ -0-      $127,434
(deducted from accounts receivable)

Allowance for obsolescence                  $ -0-      $ 56,025         $ -0-         $ -0-      $ 56,025
(deducted from inventory)

Allowance for valuation
(deducted from deferred tax asset)       $808,290      $    -0-    $2,022,710         $ -0-    $2,831,000

Year ended December 31, 2000

Allowance for doubtful accounts
(deducted from accounts receivable)      $127,434      $178,016         $ -0-         $ -0-      $305,450

Allowance for obsolescence
(deducted from inventory)                 $56,025      $ 48,552         $ -0-         $ -0-      $104,577

Allowance for valuation
(deducted from deferred tax asset)     $2,831,000         $ -0-    $3,433,000         $ -0-    $6,264,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We are incorporating by reference the disclosure set forth in our Form 8-K/A filed on December 17, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names and positions of our directors and executive officers and key employees:



          Officer Name             Age                     Position                                   Since
          ------------             ---                     --------                                   -----
Chester (Chet) L. Noblett, Jr.     56    Chairman of the Board and CEO                                 1997
Bruce Elbert                       58    Executive Vice President and
                                         President of Asia Operations                                  2000
David Pennells                     44    Senior Vice President                                         2000
Steven A. Tulk                     33    Chief Operating Officer, PacificNet Technologies, Inc.        2000
Leon Shpilsky                      37    Senior Vice President, Managing Director -
                                         Europe Operations                                             2000
Mark S. Basile                     39    Chief Financial Officer                                       2000
Salvator A. Piraino                73    Director                                                      1997
Edward Raymund                     71    Director                                                      2000
James E. Fuchs                     72    Director                                                      2000




     The directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. Officers are elected annually by the board of directors and hold office until their successors are elected and qualified.

     The following sets forth biographical information concerning our directors and executive officers for at least the past five years.

     CHESTER (CHET) L. NOBLETT, JR. has been Chairman of the Board since April 1999 and a Director since June 1997 and CEO since September 2000. He was Chief Operating Officer from June 1997 until December 1999. He served briefly as interim Chief Financial Officer in January and February 2000. From 1990 to 1996, Mr. Noblett was employed as the chief executive officer for Tradom International, a subsidiary of Asahi Shouian, Inc., an international food brokerage company. From 1975 to 1990, he was chief executive officer of C. Noblett & Associates, a food brokerage company. Mr. Noblett is also president and a director of Cyber Village Network, a computer software company. Mr. Noblett received a B.S. degree in Business Administration from the University of Southern California in 1971.

     BRUCE ELBERT became Executive President in July 2000. For the past 25 years, Mr. Elbert held several key management positions in various of the Hughes Electronics and other Hughes companies. He holds a B.S. degree in Electrical Engineering from City College of New York, an M.S. degree in electronics engineering and computer science from the University of Maryland and a Masters in Business Administration from Pepperdine University. Mr. Elbert provided notice of resignation to the company in March, 2001, but will remain at his post for ninety days pursuant to his employment contract.


     DAVID PENNELLS became Senior Vice President of the company on May 1, 2000. From 1995 to 1999, he was Vice President and co-founder (along with Mr. Elliot) of PacificNet, LLC, the predecessor of PacificNet Technologies, Inc. He remains the Vice President of PacificNet. In 1998, Mr. Pennells co-founded and became Vice President of, InterWireless, Inc. He remains in that position.


     STEVEN A. TULK was appointed Chief Operating Officer of PacificNet Technologies, Inc. and InterWireless, Inc. in July 2000. Prior to that he served as the company's Senior Vice President, Managing Director - Asia Operations from January 2000 to July 2000. Mr. Tulk served as chief information officer of

     Vivendi Water's consumer and commercial division from December 1998 to January 2000. From 1994 to 1998, Mr. Tulk operated Tulk Consulting Inc., a software development and network engineering consulting firm. From 1992 to 1994 Mr. Tulk was director of management information systems for Pharmacia's ophthalmic division. Mr. Tulk served as senior technical specialist for the J. Paul Getty Trust from 1990 to 1992. Mr. Tulk received a B.S. in Business Administration from the University of California at Riverside in 1990.


     LEON SHPILSKY was appointed as the company's Senior Vice President, Managing Director - Europe Operations in May 2000. From 1987 to May 2000, Mr. Shpilsky held various positions with the certified public accounting firm of Parks, Palmer, Turner and Yemenedjian, most recently serving as principal/director of international practice. From 1984 to 1987, Mr. Shpilsky was a certified public accountant with KPMG Peat Marwick, LLP, an international accounting and consulting firm. Mr. Shpilsky received a B.S. in Business Administration from the University of Southern California in 1984.


     MARK S. BASILE was appointed as the company's Chief Financial Officer in March 2000 and Secretary in September 2000. From March 1999 to March 2000, Mr. Basile was chief financial officer of Superior Galleries, Inc., an auction services firm in Beverly Hills, California. From 1996 through March 1999, Mr. Basile served as director of management accounting and controller of the Hawaii division of Young's Market Company. From 1989 to 1996, Mr. Basile was director of internal audit at K2 Inc., a manufacturer of sporting goods and recreational products. Prior to that, Mr. Basile was a certified public accountant at Ernst & Young LLP, an international accounting and consulting firm. Mr. Basile received a B.S. in Accounting from the University of Florida in 1983.


     SALVATOR A. PIRAINO has been a director of the company since December 1997. From September 1992 to the present, Mr. Piraino has operated Management and Technical Services, a management consultant firm providing management, engineering and manufacturing expertise to a number of small companies. From 1974 to 1992, Mr. Piraino was employed as a director, program manager, product line manager and assistant division manager for Hughes Aircraft Company. Mr. Piraino received a B.E. degree in Engineering from Loyola University in 1950.


     EDWARD (ED) RAYMUND has been a director of the company since July 2000. Mr. Raymund is founder and Chairman Emeritus of Tech Data Corp., a Fortune 500 company which he founded in 1973. Mr. Raymund serves as a director on Tech Data's Board. He is also chairman of the University of Southern California Supply Chain Management Board of Directors and is a member of the Advisory Boards for Mission Hospital Regional Medical Center and the University of Southern California Business School. In 1997, Mr. Raymund was named in initial inductee in Computer Reseller New's Industry Hall of Fame. Mr. Raymund holds a Bachelor's Degree in Business Administrating with an emphasis in Finance from the University of Southern California.


     JAMES E. FUCHS has been a director of the company since July 2000. Mr. Fuchs is chairman and co-chief executive officer of the Consamer Group, Inc., a corporation structured to utilize its marketing, sales, finance and consulting expertise for various ventures. Mr. Fuchs is also chairman and chief executive officer of Grenfox Group, Inc., a company involved in the development and production of environmentally friendly inks and related coating products. Prior to these posts, Mr. Fuchs was chairman and chief executive officer of Integrated Human Solutions, an international human resources and consulting firm, and held executive positions with the National Broadcasting Company, Curtis Publishing Company, the Mutual Broadcasting Systems, Mutual Sports, Inc. and Culligan Communications, Inc. Mr. Fuchs is a member of the board of directors of Fountain Pharmaceuticals, Inc. and Alternate Care, Inc. Mr. Fuchs is a graduate of Yale University.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION


     The following table sets forth information concerning the compensation we paid to our Chief Executive Officer, each of the four most highly compensated executive officers that earned more than $100,000 during 2000.


                                               Annual Compensation                               Long Term Compensation
                                   --------------------------------------------------    ----------------------------------------
                                                                                                  Awards
                                                                                         -------------------------
                                                                            Other        Restricted      Securities
Name and                                                                    Annual         Stock         Underlying    All Other
Principal Position                 Year      Salary         Bonus        Compensation      Awards          Options   Compensation
- --------------------               ----    ----------      -------       ------------    ----------       ---------  ------------
Michael C. Palmer(1)               2000    $  210,833      $
  Former President, CEO            1999       455,913                    $   87,500                     1,625,000
  and Secretary                    1998        10,780                                                     100,000

Chester L. Noblett, Jr.(2)         2000       230,042
  Chief Executive Officer          1999       178,936                        48,750                       300,000
                                   1998       114,750                                                   1,095,802

Richard Elliot(3)                  2000       127,500        3,482
  Senior Vice President            1999             -
  and Chief Technology Officer,    1998             -
  Interwireless, Inc.

David Pennells(4)                  2000       108,250        2,885
  Senior Vice President            1999             -
  and President, PacificNet        1998             -
  Technologies, Inc.

Steven A. Tulk(5)                  2000       145,250       50,000          115,007                       350,000
  Chief Operating Officer,         1999             -
  PacificNet Technologies, Inc.    1998             -

Bruce Elbert(6)                    2000        75,029                                                     300,000
  Executive Vice President         1999             -
                                   1998             -


* Please see Certain transactions, below, and Note 8(e) to the Financial Statements regarding the cancellation of Mr. Coulter's options in March, 1999.

(1) In 1999, Mr. Palmer was an employee of Parks Palmer Business Services, a subsidiary of Century Business Services. The amount denoted as salary includes all amounts paid to Parks Palmer Business Services through October 1999, including payments for services other than those provided by Mr. Palmer. Effective November 1999, the company paid Vantage Capital, Inc. ("VCI") $25,000 per month for Mr. Palmer's services pursuant to a consulting agreement. Mr. Palmer is the sole owner of VCI. In addition, VCI received warrants to purchase 600,000 shares of common stock as part of the consulting arrangement. See "Certain transactions" for additional information. Mr. Palmer ceased being an officer of the company in September 2000. All of Mr. Palmer's options issued in 1998 and 1,000,000 of his options issued in 1999 were cancelled pursuant to their terms in 2000.

(2)  Includes back pay of $57,417 earned in 1999 and paid in January 2000.

(3) Mr. Elliot joined us in April 2000, with a base salary of $180,000. Mr. Elliot left the company in January 2001.

(4) Mr. Pennells joined us in April 2000, and earns a current base salary of $180,000

(5) Mr. Tulk joined us in January 2000, with a base salary of $150,000. Other compensation includes amounts paid to Mr. Tulk for relocation of his home.

(6) Mr. Elbert joined us in July 2000, with a base salary of $175,000. Mr. Elbert has providing resignation notice to the company and will be leaving his post in June 2001.

     The company has entered into an employment agreement with Mr. Noblett for a period of five years commencing September 25, 1997. Under the agreement, Mr. Noblett receives a salary of $225,000 per year plus health insurance benefits of $200 per month. The employment agreement includes a cost-of-living increase, plus any other increase which may be determined from time to time in the discretion of our Board of Directors. In addition, Mr. Noblett is provided with a car on lease terms determined by the company, provided that the monthly operating costs (including lease payments) to be paid by the company will not exceed $750.


     We have entered into an employment agreement with Mr. Tulk for a period of five years, commencing January 1, 2000. Under the terms of this agreement, Mr. Tulk receives a minimum base salary of $150,000 per year, and is eligible to earn a performance bonus of up to 100% of his base salary. In addition to receiving a signing bonus of $50,000, Mr. Tulk is also entitled to reimbursement of his relocation expenses, as well as his business-related expenses, under the employment agreement. Further, Mr. Tulk received stock options for 350,000 shares of our stock by the terms of his stock option agreement.


     The company entered into an employment agreement with Richard Elliot for a period of three years, commencing May 1, 2000. He resigned as an officer of the company in January 2001. By the terms of the agreement, Mr. Elliot received a base salary of $180,000 per year. The employment agreement included company health insurance coverage and reimbursement of normal business-related expenses. In addition, Mr. Elliot was entitled to receive paid vacation and sick time, as well as paid time during which he may attend professional conferences or seminars. The agreement also provided an automobile allowance of $1400 per month that includes payment of associated automobile insurance.

     The company has entered into an employment agreement with David Pennells for a period of three years, commencing May 1, 2000. The agreement will automatically renew for successive one year periods unless either party chooses not to renew the contract. Mr. Pennells, by the terms of the agreement, receives a base salary of $180,000 per year, and is eligible to receive performance-based bonus compensation. Under the agreement, Mr. Pennells' salary will be reviewed on an annual basis (or more frequently) by our Board of Directors. The employment agreement includes company health insurance coverage and reimbursement of normal business-related expenses. In addition, Mr. Pennells is entitled to receive paid vacation and sick time, as well as paid time during which he may attend professional conferences or seminars. The agreement also provides an automobile allowance of $1400 per month that includes payment of associated automobile insurance. Further, Mr. Pennells' employment agreement allows him to be eligible to receive an aggregate of 1,000,000 options to purchase shares of our stock for allocation to a pool of PacificNet and InterWireless employees. 850,000 of these options have already been allocated to certain employees of those two subsidiaries.

     We have entered into an employment agreement with Leon Shpilsky for a period of three years, commencing May 8, 2000. The agreement will automatically renew for successive one year periods, provided neither party chooses not to renew the contract. Mr. Shpilsky, by the terms of the agreement, receives a base salary of $125,000 per year, and is eligible to receive performance-based compensation. Under the agreement, Mr. Shpilsky may also receive a salary adjustment under certain conditions while he is based in Western Europe. The employment agreement includes company health insurance coverage and reimbursement of normal business-related expenses. In addition, Mr. Shpilsky is entitled to receive paid vacation and sick time, as well as paid time during which he may attend professional conferences or seminars. The agreement also provides a monthly automobile expense allowance that includes payment of automobile insurance and associated expenses. Further, Mr. Shpilsky is entitled to receive compensation for relocation expenses. The employment agreement also grants to Mr. Shpilsky 300,000 stock options for shares of our company's common stock.

     We have entered into an employment agreement with Bruce Elbert for a period of three years, commencing July 21, 2000. The agreement will automatically renew for successive one year periods, provided neither party chooses not to renew the contract. Mr. Elbert, by the terms of the agreement, receives a base salary of $175,000 per year, and is eligible to earn performance-based compensation. The employment agreement includes company health insurance coverage and reimbursement of normal business-related expenses. In addition, Mr. Elbert is entitled to receive paid vacation and sick time. Under the employment agreement, Mr. Elbert is granted 300,000 stock options for shares of our company's common stock.


OPTION GRANTS IN FISCAL YEAR 2000


                                        Individual
                                          Grants
                                         Percent
                                         of Total
                                         Options     Market                              Potential Realizable Value at
                           Number of    Granted to   Exercise                             Assumed Annual Rates of Stock
                            Shares      Employees    of Base   Price on                Price Appreciation for Option Term
                          Underlying    in Fiscal     Price    Date of    Expiration   ----------------------------------
Name                        Options        Year      ($/Sh)     Grant       Date            5%($)               10%($)
- ----                      ----------    ----------  ---------  --------   ----------  ----------------      -------------
Michael C. Palmer
Chester L. Noblett
Richard Elliot
David Pennells
Steven A. Tulk            350,000         7.1%       $4.00      $4.00       2/1/04         301,709             649,740
Bruce Elbert              300,000         6.1%       $4.00      $1.75      7/21/04         258,608             556,920

      No options were exercised by any of the above named persons in 2000.




DIRECTOR COMPENSATION

     Each non-employee director receives a payment of $1,000 for each board meeting attended and an annual option grant to purchase 20,000 shares at market value. All directors are entitled to reimbursement for expenses of traveling to and from board meetings, and any other out-of-pocket expenses incurred on behalf of the company.


     Mr. Piraino, who serves as the audit committee chairman, receives a payment of $500 per month for his services.


     Prior to the merger with Technology Guardian, Inc. ("TGI"), Mr. Piraino was granted 25,000 shares of common stock as compensation for serving on the board of directors.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

COMMON STOCK


     The following table sets forth, as of March 26, 2001, the ownership of the company's common stock by

     - each director and named executive officer of the company,

     - all named executive officers and directors of the company as a group, and

     - all persons known by the company to beneficially own more than 5% of the company's common stock.


                                                     Amount and           Percent
                                                     Nature of           of Total
                                                     Beneficial         Shares and
        Beneficial Owner                            Ownership(1)          Options
        ------------------------------------        ------------      --------------
        David B. Coulter(2)
        15555 Huntington Village Lane, #239            1,500,000           5.46%
        Building 9
        Huntington Beach, CA 92647

        Chester (Chet) L. Noblett Jr.(3)               2,737,097          10.05%
        16520 Harbor Boulevard, Bldg. G
        Fountain Valley, California 92708

        Salvator Piraino(4)                              161,103            *
        16520 Harbor Boulevard, Bldg. G
        Fountain Valley, California 92708


   James E. Fuchs                                          2,500            *
   10 Universal City Plaza, Suite 1130
   Universal City, California  91608

   Michael C. Palmer(5)                                  628,660           2.36%
   10 Universal City Plaza, Suite 1130
   Universal City, California  91608

   Richard Elliot                                      2,062,500           7.94%
   10 Universal City Plaza, Suite 1130
   Universal City, California 91608

   Steven A. Tulk(6)                                     233,333              *
   10 Universal City Plaza, Suite 1130
   Universal City, California 91608

   Ed Raymund                                                 --              *
   10 Universal City Plaza, Suite 1130
   Universal City, California 91608

   David Pennells                                        687,500           2.65%
   10 Universal City Plaza, Suite 1130
   Universal City, California 91608

   Directors and Named Executive Officers              8,187,193          27.48%
   as a group




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

(2) Includes options to purchase 1,500,000 shares of the company's common stock at $3.00 per share for a period of five years from August 22, 1998.

(3) Includes options to purchase (i) 262,802 shares of the company's common stock at $0.7168 per share for a period of five years from date of grant (August 8, 1998); (ii) 333,000 shares of the company's common stock at $3.00 per share for a period of five years from date of grant (October 7, 1998); (iii) 300,000 shares of the company's common stock at $3.00 per share for a period of five years from date of grant (September 15, 1998); and (iv) warrants to purchase 350,000 shares of the company's common stock at $2.40 per share for a period of five years from date of grant (June 9, 1998).

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


(5) Includes options to purchase (i) 25,000 shares of the company's common stock at $4.00 per share for a period of five years from date of grant (February 9, 1999); and (ii) 100,000 shares of the company's common stock at $6.25 per share, 150,000 shares at $4.25 per share, 150,000 shares at $5.25 per share and 200,000 shares at $8.50 per share for a period of five years from date of grant (November 1, 1999).

6) Includes options to purchase 233,000 shares of the company's common stock at $4.00 per share for a period of five years from date of grant (January 1, 2000).


PREFERRED STOCK

     The following table sets forth information regarding the beneficial ownership of our voting preferred stock as of the date of this prospectus:




                                   Name and Address                 Number of Shares   Percent
        Class                      of Beneficial Owner             Beneficially Owned  of Class
        -----                      -------------------             ------------------  --------
        Series C                   Wentworth, LLC                        50,000          100%
        6% Convertible             Corporate Center
        Preferred Stock(1)         West Bay Road
                                   Grand Cayman

        Series D                   Wentworth, LLC                        66,166          100%
        6% Convertible Preferred   Corporate Center
        Stock(1)                   West Bay Road
                                   Grand Cayman

        Series E                   Wentworth, LLC                        30,000          100%
        6% Convertible             Corporate Center
        Preferred Stock(1)         West Bay Road
                                   Grand Cayman





     (1) All of the above preferred stock is convertible into common stock immediately; provided however, that no conversion may occur if, after conversion, the holder would be deemed beneficial owner of more than 4.99% of the company's then outstanding common stock.

          See "Description of securities" for details on the conversion prices.

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

     The Option Agreement granted options to CVN to purchase shares equal to 10% of TGI's issued and outstanding shares in exchange for forgiveness of a $100,000 promissory note held by CVN, as well as the option to purchase shares equal to 30% of TGI's issued and outstanding shares in exchange for $1,200,000. Further, the Option Agreement provided that David Coulter, TGI's former president, had the right to repurchase shares from CVN equal to 15% of TGI's common stock following the exercise of the option by CVN in exchange for $1,200,000. Mr. Coulter offset his obligation to pay CVN $1,200,000 by the $1,200,000 payable to TGI by CVN pursuant to its exercise of options. The Commission Agreement provided that TGI and Mr. Coulter, TGI's then President, would pay Mr. Noblett, as agent for CVN, an amount equal to 6% of the gross proceeds received by TGI from any underwriting arranged by Andrew Glashow and Joe Py, including bridge financing, and subsequently, Mr. Noblett would rebate one-third of the aforementioned fees to Mr. Coulter. The Option Agreement was subsequently canceled and the parties released each other from all claims.

     Prior to the issuance of the 1,030,000 shares of TGI's stock as a result of the exercise of the Option Agreement by CVN and the 849,750 shares received in consideration for the Settlement Agreement, for a total of 1,879,750 Shares, Mr. Noblett, as agent for CVN, assigned 1,060,000 shares to certain persons as consideration for loans made to CVN.

     In March 1998 TGI completed payment to Mr. Noblett of a fee in the amount of $100,000 for services provided in assisting TGI with obtaining additional capital.

     In May 1998 Mr. Coulter transferred 379,250 shares of his stock to CVN. Mr. Coulter then canceled 5,414,172 shares of common stock of TGI in connection with the pending private placement of shares of TGI. Of the shares canceled, TGI reissued 125,619 shares to him in August 1998, prior to completion of the merger with U.S. Connect 1995.

     The cancellation of the Option Agreement was part of the overall consideration given in settling the disputes between Mr. Noblett and Mr. Coulter. A dispute arose between Messrs. Noblett and Coulter with regard to Mr. Noblett's right to purchase 30% of the outstanding stock of TGI. Due to what Mr. Coulter perceived to be the increasing potential of TGI, he did not want TGI to honor its prior commitment to Mr. Noblett. The transactions had no impact on the operations of the company. These transactions only resolved disputed issues between Mr. Noblett and Mr. Coulter. At that point in time, there were fewer than ten stockholders of the company, all of whom were closely associated with the company. Accordingly, there were no public stockholders affected in any way by these transactions.

     In connection with the merger with U.S. Connect 1995, we assumed the obligations of TGI to issue options to purchase 2,000,000 shares of TGI common stock on a pro rata basis to all TGI stockholders as of August 30, 1998, at an exercise price of $0.7168 per share, exercisable for five years from date of grant. In addition, the company assumed the obligations of TGI for options to purchase 1,910,885 shares of TGI common stock to Mr. Coulter, then-President of TGI, and 500,000 shares of TGI common stock to Mr. Noblett, the Vice President and Chief Operating Officer of TGI, at an exercise price of $.7168 per share, exercisable for five years from date of grant. In October 1998 the Board of

Directors authorized the issuance of additional options to purchase 1,500,000 shares of common stock to Mr. Coulter, and 333,000 shares of common stock to Mr. Noblett, at an exercise price of $3.00 per share, exercisable for five years from date of grant subject to the company achieving $30,000,000 in sales in 1999. We did not achieve this level of sales in 1999, and therefore the additional options issued to Mr. Coulter (1,500,000) and Mr. Noblett (333,000) lapsed.

     On March 22, 1999, Mr. Coulter resigned as a director and officer of the company. Pursuant to a resignation agreement, Mr. Coulter agreed to cancel 1,767,769 shares of common stock, reducing the number of shares he holds to 3,000,000 shares of common stock. By contract, the 3,000,000 shares retained by Mr. Coulter are nonvoting. In addition, Mr. Coulter agreed to cancel all options held by him to purchase 3,410,885 shares of common stock. The canceled options included options on 1,500,000 shares exercisable at $3.00 per share and options on 1,910,885 shares at $0.7168 per share. Mr. Coulter agreed to accept in lieu thereof options to purchase 1,500,000 shares of common stock, with an exercise price of $3.00 per share, for five years from August 22, 1999. Mr. Coulter also agreed to the termination of his employment agreement. We agreed to pay Mr. Coulter a severance payment of $150,000, payable at the rate of $30,000 per month from the time of resignation, and to pay Mr. Coulter for consulting with us at the rate of $10,000 per month for a total of 36 months, commencing upon his resignation. We have entered into a general mutual release of claims with Mr. Coulter. As a result of an alleged breach of the resignation agreement by Mr. Coulter, we suspended the payment of $10,000 per month to Mr. Coulter. On February 23, 2000, we entered into a settlement agreement and general release with Mr. Coulter, pursuant to which Mr. Coulter released all claims for compensation under the resignation agreement of March 22, 1999, and agreed to transfer certain domain names to us. In return, we agreed to pay Mr. Coulter $90,000 and to grant him piggy back registration rights with respect to shares he acquires in the exercise of his stock options.

     CFE and VCI (the "Consultant") worked together as equal joint venture partners pursuant to an exclusive consulting agreement entered into between the Consultant and the company, dated September 15, 1999, which was to terminate no earlier than September 15, 2002. Mr. Palmer, CEO of the company, is also the owner and President of the Consultant.

     Pursuant to the consulting agreement, we agreed to issue 2,500,000 shares of Series B 12% Convertible Preferred Stock to CFE for $2.00 per share, and 1,000,000 shares of Series A 12% Convertible Preferred Stock to VCI for $2.00 per share.

     The consulting agreement and the issued and outstanding Series B Preferred Stock were canceled by mutual agreement of the parties in March 2000. As part of the settlement, we agreed with CFE to settle a dispute about the number of common shares issued to CFE and its clients and the amount we received in payment for those shares. CFE paid us $558,510 and we entered into a mutual release with CFE for all claims. In addition, CFE agreed to put the shares of common stock which CFE would receive upon conversion of its warrants into a voting trust if requested by NASDAQ in order to facilitate a listing on NASDAQ. Furthermore, all of the outstanding Series A Preferred Stock were converted into 550,000 shares of common stock in April 2000. The warrants issued to the former holders of Series A Preferred Stock and Series B Preferred Stock remain outstanding.

     In 2000, the company entered into a consulting agreement with a company controlled by Salvator A. Piraino, one of our directors. Such company agreed to provide sales strategy and other business strategy services for a flat fee of $1,500 per month. The agreement is cancellable by either party at will.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

          1. Financial Statements for the year ended December 31, 2000, 1999, and 1998.

          2.   Index to Financial Statement Schedules:

               A.   Financial Data Schedule

          3.   Index to Exhibits:

    Number     Description
    ------     -----------
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

     2.3 Agreement and Plan of Merger and Reorganization by and among Registrant, PN Acquisition Co. and PacificNet Technologies, Inc., dated as of April 13, 2000(4)

     3.1       Certificate of Amended and Restated Articles of Incorporation of
               Technology Guardian, Inc., filed September 28, 1995 with the
               Nevada Secretary of State(1)

     3.2       Certificate of Amendment to Articles of Incorporation of
               Technology Guardian, Inc., filed February 4, 1999 with the Nevada
               Secretary of State(1)

     3.3       Bylaws of U.S. Connect 1995, Inc.(1)

     3.4       Certificate of Designations of Series A 12% Convertible Preferred
               Stock of Registrant, filed January 26, 2000 with the Nevada
               Secretary of State(6)

     3.5       Certificate of Designations of Series B 12% Convertible Preferred
               Stock of Registrant, filed January 26, 2000 with the Nevada
               Secretary of State(6)

     3.6       Certificate of Designations of Series C 6% Convertible Preferred
               Stock of Registrant, filed December 29, 1999 with the Nevada
               Secretary of State(6)

     3.7       Certificate of Designations of Series D 6% Convertible Preferred
               Stock of Registrant, filed April 19, 2000 with the Nevada
               Secretary of State(4)

     3.8       Amended and Restated Certificate of Designations of Series C 6%
               Convertible Preferred Stock of Registrant(4)

     3.9       Amended and Restated Certificate of Designations of Series D 6%
               Convertible Preferred Stock(10)

     3.10      Certificate of Designations of Series E 6% Convertible Preferred
               Stock of Registrant, filed August 8, 2000 with the Nevada
               Secretary of State(10)

     3.11      Amended Series C 6% Convertible Preferred Stock Certificate of
               Designations (11)

     3.12      Amended Series D 6% Convertible Preferred Stock Certificate of
               Designations (11)

     4.11      Same as Exhibit 3.11 (11)

     4.12      Same as Exhibit 3.12 (11)

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

    10.2       Stock Option Agreements between Registrant and Lori Walker, dated
               September 1, 1999(1)

    10.3 Stock Option Agreements between Registrant and Carol Sarpalius, dated September 1, 1999(1)

    10.4 Employment Agreement between Registrant and Chester Noblett, Jr., dated June 15, 1998(1)

    10.5       Stock Option Agreement between Registrant and Chet Noblett, dated
               September 15, 1999(1)

    10.6       Warrant Agreement between Registrant and Corporate Financial
               Enterprises, Inc., dated as of September 17, 1999(6)

    10.7 Warrant Agreement between Registrant and Vantage Capital, Inc., dated as of September 17, 1999(6)

    10.8       Common Stock Purchase Warrant by and between Registrant and
               Wentworth, LLC, dated as of December 29, 1999(6)

    10.9       Registration Rights Agreement by and among Registrant, Vantage
               Capital, Inc., Corporate Financial Enterprises, Inc., and
               American Equities, LLC, dated as of November 22, 1999(6)

    10.10      Stock Purchase Agreement by and among Registrant and Vantage
               Capital, Inc., dated as of November 22, 1999(6)

    10.11      Stock Purchase Agreement by and among Registrant, Corporate
               Financial Enterprises, Inc. and American Equities, LLC, dated as of November 22, 1999(6)

    10.12      Securities Purchase Agreement by and between Registrant and
               Wentworth, LLC, dated December 29, 1999(6)

    10.13      Registration Rights Agreement by and between Registrant and
               Wentworth, LLC, dated December 29, 1999(6)

    10.14      Side Letter Agreement, dated December 29, 1999, between
               Registrant and Wentworth, LLC(6)

    10.15      Resignation Agreement between Registrant and David Coulter, dated
               March 22, 1999(3)

    10.16      Master Services Agreement between Registrant and Exodus
               Communications, Inc., dated December 30, 1999(6)

    10.17      Letter Agreement between Registrant and Parks, Palmer, Turner and
               Yemenidjian, LLP for the services of Michael Palmer, dated
               November 10, 1998(6)

    10.18      Settlement Agreement and Mutual Release by and between Cyber
               Village Network, Inc., Chet Noblett, and Technology Guardian,
               Inc. and David Coulter, dated October 17, 1997(6)

    10.19      Consulting Agreement between Registrant and Vantage Capital,
               Inc., dated September 17, 1999(2)

    10.20      Loan Out Agreement between Registrant and Vantage Capital Corp.
               for the services of Michael Palmer, dated November 1, 1999(6)

    10.21      Employment Agreement between Global Media Technology, Inc. and
               Barry B. Sandrew, dated October 7, 1999(6)


    10.22      Co-Employment Agreement between Registrant and Employers Resource
               Management Company, Inc., for the services of executive officers, dated September 29, 1998(6)

    10.23      Consulting Agreement between Registrant and Herbeck Consulting
               Group, Inc., dated December 6, 1999(6)

    10.24      Stock Purchase Agreement by and among Registrant, InterWireless,
               Inc. and the shareholders of InterWireless, Inc., dated April 13, 2000(4)

    10.25      Securities Purchase Agreement by and between Registrant and
               Wentworth, LLC, dated April 13, 2000(4)

    10.26      Registration Rights Agreement by and between Registrant and
               Wentworth, LLC, dated April 13, 2000(4)

    10.27      Employment Agreement between Registrant and Steve Tulk, dated
               March 15, 2000(7)

    10.28      Stock Option Agreement between Registrant and Mark Basile, dated
               March 15, 2000(7)

    10.29 Stock Option Agreement between Registrant and Steven A. Tulk, dated January 1, 2000(7)

    10.30      Stock Reconciliation Settlement Agreement between Registrant and
               Corporate Financial Enterprises, Inc., dated March 28, 2000(5)

    10.31      Registrant's 1997 Stock Option and Stock Bonus Plan(7)

    10.32      Employment Agreement between Registrant and Richard Elliot, dated
               April 13, 2000(7)

    10.33      Employment Agreement between Registrant and David Pennells, dated
               April 13, 2000(7)

    10.34      Settlement Agreement and General Release by and between
               Registrant and David Coulter, dated February 23, 2000(8)

    10.35      Employment Agreement between Registrant and Leon Shpilsky, dated
               May 11, 2000(8)

    10.36      Common Stock Purchase Warrant by and between Registrant and
               Wentworth, LLC, dated as of April 30, 2000(8)

    10.37      Amendment to Side Letter Agreement between Registrant and
               Wentworth, LLC (Exhibit 10.14), dated April 13, 2000(9)

    10.38      Private Equity Credit Agreement by and between Registrant and
               Wentworth, LLC, dated August 9, 2000(10)

    10.39      Registration Rights Agreement by and between Registrant and
               Wentworth, LLC, dated August 9, 2000(10)

    10.40      Modification Agreement to Side Letter Agreement between
               Registrant and Wentworth, LLC (Exhibit 10.14), dated August 9,
               2000(10)

    10.41      Employment Agreement between Registrant and Bruce Elbert, dated
               July 21, 2000(13)

    10.42 Modification Agreement between Wentworth, LLC and the company dated October 6, 2000 (11)

    10.43      Note in the amount of $325,000 and Security Interest Provisions
               (attachments excluded), dated January 24, 2001 (12)

    10.44      Side Letter dated January 24, 2001 (12)

    10.45      Settlement Agreement and Release, dated January 24, 2001 (12)

    21         List of Subsidiaries(7)

    24         Power of Attorney (see signature page)

    27         Financial Data Schedule

    99 Federal Communications Commission Radio Station Authorization, dated August 25, 1999(6)


(1) Filed as part of Registrant's Form 10 dated March 16, 1999, and incorporated herein by reference.

(2) Filed as part of Registrant's Form 10 dated November 1, 1999, and incorporated herein by reference.

(3) Filed as a part of Registrant's Form 10 dated May 11, 1999, and incorporated herein by reference.

(4) Filed as part of Registrant's Form 8-K dated April 19, 2000, and incorporated herein by reference.

(6) Filed as part of Registrant's Form SB-2 (File No. 333-95451), converted to Form S-1, dated January 26, 2000, and incorporated herein by reference.

(7) Filed as part of Amendment No. 1 to Registrant's Registration Statement File No. 333-95451 on May 5, 2000, and incorporated herein by reference.

(8) Filed as part of Amendment No. 2 to Registrant's Registration Statement File No. 333-95451 on May 24, 2000, and incorporated herein by reference.

(9) Filed as part of Amendment No. 3 to Registrant's Registration Statement File No. 333-95451 on June 16, 2000, and incorporated herein by reference.

(10) Filed as part of Registrant's Form 10-Q for the period ended June 30, 2000, filed on August 14, 2000 and incorporated herein by reference.

(11) Filed as an Exhibit to the company's Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

(12) Filed as an Exhibit to the company's Form 8-K dated February 1, 2001 and incorporated herein by this reference.

(13) Filed as part of Registrant's Form S-1 dated August 21, 2000, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ESAT, INC.
                                        (Registrant)

                                        By  /s/ Chester L. Noblett, Jr.
                                          --------------------------------------
                                        Chester L. Noblett, Jr., Chief Executive
                                        Officer and Chairman of the Board of
                                        Directors



                                        April 2, 2001

     Pursuant to the requirements of the Securities Exchange Act or 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        /s/ Chester L. Noblett, Jr.
        ----------------------------------------------
        Chester L. Noblett, Jr., Chief Executive
        Officer and Chairman of the Board of Directors

        /s/ Salvator A. Piraino
        ----------------------------------------------
        Salvator A. Piraino, Director

        /s/ Mark Basile
        ---------------------------------------------
        Mark Basile, Chief Financial Officer