Form 10-K405/A
period 1999-12-31
ESAT INC
filed 2001-04-12
CIK 1081798

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K405/A

	(Mark One)

	(x) Annual Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

	For the fiscal year ended December 31, 1999, or

	( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


3	Exhibits

	The Company is filing the agreements described below:

2.1
Agreement and Plan of Merger between Technology Guardian, Inc. and U.S. Connect 1995, Inc., dated September 15, 1998, filed September 15, 1998 with the Nevada Secretary of State(1)
2.2
Articles of Merger of Technology Guardian, Inc. and Technology Guardian, Inc. (formerly U.S. Connect 1995, Inc.), filed October 8, 1998 with the Nevada Secretary of State(1)
3.1
Certificate of Amended and Restated Articles of Incorporation of Technology Guardian, Inc., filed September 28, 1995 with the Nevada Secretary of State(1)
3.2
Certificate of Amendment to Articles of Incorporation of Technology Guardian, Inc., filed February 4, 1999 with the Nevada Secretary of State(1)
3.3
Bylaws of US Connect 1995, Inc.(1)
3.4
Certificate of Designations of Series A 12% Convertible Preferred Stock of Registrant, filed January __, 2000 with the Nevada Secretary of State(4)
3.5
Certificate of Designations of Series B 12% Convertible Preferred Stock of Registrant, filed January __, 2000 with the Nevada Secretary of State(4)
3.6
Certificate of Designations of Series C 6% Convertible Preferred Stock of Registrant, filed December 29, 1999 with the Nevada Secretary of State(4)
10.1
Stock Option Agreement between Registrant and William Sarpalius, dated September 1, 1999(1)
10.2
Stock Option Agreements between Registrant and Lori Walker, dated September 1, 1999(1)
10.3
Stock Option Agreements between Registrant and Carol Sarpalius, dated September 1, 1999(1)
10.4
Employment Agreement between Registrant and Chester Noblett, Jr., dated June 15, 1998(1)
10.5
Stock Option Agreement between Registrant and Chet Noblett, dated September 15, 1999(1)
10.6
Warrant Agreement between Registrant and Corporate Financial Enterprises, Inc., dated as of September 17, 1999(4)
10.7
Warrant Agreement between Registrant and Vantage Capital, Inc., dated as of September 17, 1999(4)
10.8
Common Stock Purchase Warrant by and between Registrant and Wentworth LLC, dated as of December 29, 1999(4)
10.9
Registration Rights Agreement by and among Registrant, Vantage Capital, Inc., Corporate Financial Enterprises, Inc., and American Equities, LLC, dated as of November 22, 1999(4)
10.10
Stock Purchase Agreement by and among Registrant and Vantage Capital, Inc., dated as of November 22, 1999(4)
10.11
Stock Purchase Agreement by and among Registrant and Corporate Financial Enterprises, Inc. and American Equities, LLC, dated as of November 22, 1999(4)
10.12
Securities Purchase Agreement by and between Registrant and Wentworth LLC, dated December 29, 1999(4)
10.13
Registration Rights Agreement by and between Registrant and Wentworth LLC, dated December 29, 1999(4)
10.14
Side Letter Agreement, dated December 29, 1999, between Registrant and Wentworth LLC(4)
10.15
Resignation Agreement between Registrant and David Coulter, dated March 22, 1999(4)
10.16
Master Services Agreement between Registrant and Exodus Communications, Inc., dated December 30, 1999(4)
10.17
Letter Agreement between Registrant and Parks, Palmer, Turner and Yemenidjian, LLP for the services of Michael Palmer, dated November 10, 1998(4)
10.18
Settlement Agreement and Mutual Release by and between Cyber Village Network, Inc., Chet Noblett, and Technology Guardian, Inc. and David Coulter, dated October 17, 1997(4)
10.19
Consulting Agreement between Registrant and Vantage Capital, Inc., dated September 17, 1999(2)
10.20
Loan Out Agreement between Registrant and Vantage Capital Corp. for the services of Michael Palmer, dated November 1, 1999(4) 10.21
Employment Agreement between Global Media Technology, Inc. and Barry B. Sandrew, dated October 7, 1999(4)
10.22
Co-Employment Agreement between Registrant and Employers Resource Management Company, Inc., for the services of executive officers, dated September 29, 1998(4)
10.23
Settlement Agreement and General Release between Registrant and David Coulter, dated February 23, 2000.(5)
10.24
Stock Reconciliation Agreement between Registrant and Corporate Financial Enterprises, Inc., date March 28, 2000.(5)
10.25
Master License Agreement between Registrant and DEVNET L.L.C. dated February 18, 2000.(6)
10.26
Unit Investment Agreement among Registrant, Ballsbridge Finance, Limited and The Watley Group LLC dated March 20, 2000.(6)
21
List of Subsidiaries(4)
24
Power of Attorney (see signature page of Form 10-K405 for the year ended December 31, 1999)
27
Financial Data Schedule(5)
99
Federal Communications Commission Radio Station Authorization, dated August 25, 1999(5)

(1)	Filed as part of Registrant's Form 10 dated March 16, 1999,
and incorporated herein by reference.
(2)	Filed as part of Registrant's Form 10 dated November 8, 1999, and incorporated herein by reference.
(3)	Filed as a part of Registrant's Form 10 dated May 11, 1999,
and incorporated herein by reference.
(4)	Filed as a part of Registrant's Form SB-2 dated January 26,
2000, and incorporated herein by reference.
(5)	Filed as a part of Registrant's Form 10-K405 filed April 3,
2000, and incorporated herein by reference.
(6)	Filed as part of this Amendment.


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESAT, INC.
(Registrant)

By /s/ Chester L. Noblett
Chester L. Noblett, President

April 11, 2001

	Pursuant to the requirements of the Securities Exchange Act or 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Chester L. Noblett, Jr.
	Chester L. Noblett, Jr., Chairman of the Board of Directors

	/s/ James E. Fuchs
	James E. Fuchs, Director

	/s/ Edward Raymund
	Edward Raymund, Director

	/s/ Mark Basile
	Mark Basile, Chief Financial Officer