Form 10-Q
period 2001-03-31
ESAT INC
filed 2001-05-15
CIK 1081798

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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

                              Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    PAR VALUE $.001                                      27,274,020
-----------------------                       ----------------------------------
(Class of Common Stock)                          (Outstanding at May 11, 2001)

================================================================================
                                   eSAT, INC.

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              NUMBER
                                                                              ------
PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS.

                  Consolidated Balance Sheets as of March 31, 2001
                  and December 31, 2000                                         3

                  Consolidated Statements of Operations for the three months
                  ended March 31, 2001 and 2000                                 4

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2001 and 2000                          5

                  Notes to Consolidated Financial Statements                    6

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.                         10

PART II.  OTHER INFORMATION

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                            20


SIGNATURE                                                                      21

                                   eSAT, INC.

                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                 MARCH 31,           DECEMBER 31,
                                                   2001                 2000
                                                ----------           -----------
CURRENT ASSETS:                                 (UNAUDITED)
    Cash and cash equivalents                   $   75,673            $  452,144
    Accounts receivable, net                     1,211,598               787,428
    Inventory, net                                  62,274               176,495
    Deposits                                            --               159,850
    Other current assets                           355,343               157,616
                                                ----------            ----------
                Total current assets             1,704,888             1,733,533
                                                ----------            ----------
PROPERTY AND EQUIPMENT, NET                      1,377,423             1,358,072
                                                ----------            ----------
OTHER ASSETS:
    Deferred charges                                44,855                    --
    Deposits                                       160,898               144,958
    Idle property                                1,210,800             1,210,800
                                                ----------            ----------
                                                 1,416,553             1,355,758
                                                ----------            ----------

                                                $4,498,864            $4,447,363
                                                ==========            ==========


    The accompanying notes are an integral part of the financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        MARCH 31,              DECEMBER 31,
                                                          2001                     2000
                                                      ------------             ------------
CURRENT LIABILITIES:                                   (UNAUDITED)
    Accounts payable - trade                          $  2,083,343             $  1,654,170
    Accounts payable - other                             1,414,500                1,414,500
    Accrued expenses                                       453,982                  395,464
    Unearned revenue                                       151,883                  151,883
    Deferred revenue                                       686,749                  316,398
    Current portion of obligations
       under capital lease                                  75,118                   75,902
    Contracts payable                                       13,012                   13,012
    Other current liabilities                               22,047                   23,048
    Notes payable stockholder                               34,700                   34,700
    Accrued loss contingencies                           1,004,354                1,157,996
                                                      ------------             ------------

                Total current liabilities                5,939,688                5,237,073
                                                      ------------             ------------

LONG-TERM LIABILITIES:
    Note Payable                                           332,655                       --
    Obligations under capital lease                        100,843                  100,843
    Deferred revenue                                       198,539                  324,700
                                                      ------------             ------------
                                                           632,037                  425,543
                                                      ------------             ------------
COMMITMENTS AND CONTINGENCIES                                   --                       --
                                                      ------------             ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - Series C -
    cumulative, fully participating
    convertible, $0.001 par value
    Authorized - 50,000 shares Issued
    and outstanding - 50,000 shares
    (Aggregate liquidation preference
    $4,999,500)                                                 50                       50
  Preferred stock - Series D,
    cumulative, fully participating,
    convertible, $0.001 par value
    Authorized and issued 75,000 shares
    Outstanding - 66,166 shares
    (Aggregate liquidation preference
    $6,616,564)                                                 66                       69
  Preferred stock - Series E,
    cumulative, fully participating,
    convertible, $0.001 par value
    Authorized - 30,000 shares Issued
    and outstanding - 30,000 shares
    (Aggregate liquidation preference
    $2,999,970)                                                 30                       30
  Common stock - $0.001 par value
    Authorized - 100,000,000 shares
    Issued and outstanding - 25,977,718
    shares at March 31, 2001                                25,978                   23,260
  Additional paid-in capital                            32,422,533               32,431,556
  Retained deficit                                     (34,521,518)             (33,670,218)
                                                      ------------             ------------

                Total stockholders' equity              (2,072,861)              (1,215,253)
                                                      ------------             ------------

                                                      $  4,498,864             $  4,447,363
                                                      ============             ============


    The accompanying notes are an integral part of the financial statements.

                                   eSAT, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                -----------------------------------
                                                                   2001                    2000
                                                                -----------             -----------
                                                                (UNAUDITED)             (UNAUDITED)
SALES                                                           $ 2,211,886             $   937,387
COST OF SALES                                                     2,139,030                 950,780
                                                                -----------             -----------
                   Gross margin                                      72,856                 (13,393)

GENERAL AND ADMINISTRATIVE
EXPENSES                                                            965,196               2,653,624
                                                                -----------             -----------

                   Loss from operations                            (892,340)             (2,667,017)
                                                                -----------             -----------

OTHER INCOME (EXPENSE)
      Compensation adjustment recognized
         under APB 25                                                    --               2,060,604
      Other income                                                    4,032                  18,359
      Gain on sale of assets                                         44,696                      --
      Interest expense                                               (7,688)                (20,396)
                                                                -----------             -----------

                                                                     41,040               2,058,567
                                                                -----------             -----------

                   Loss before income taxes
                    and discontinued operations                    (851,300)               (608,450)

PROVISION FOR INCOME TAXES                                               --                      --
                                                                -----------             -----------
                   Loss before discontinued
                    operations                                     (851,300)               (608,450)

DISCONTINUED OPERATIONS:
      Loss from operations of discontinued
       subsidiary (less applicable taxes of $-0-)                        --                (180,262)
                                                                -----------             -----------

                  Net loss                                      $  (851,300)            $  (788,712)
                                                                ===========             ===========


EARNINGS PER COMMON SHARE -- BASIC AND DILUTED:

      Discontinued operations                                   $        --             $     (0.01)
                                                                ===========             ===========

      Net loss                                                  $     (0.03)            $     (0.04)
                                                                ===========             ===========



    The accompanying notes are an integral part of the financial statements.

                                   eSAT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                ---------------------------------
                                                                                  2001                   2000
                                                                                ---------             -----------
                                                                               (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                       $(851,300)            $  (788,712)
 Adjustments to reconcile loss to net cash used
  in operating activities -
       Noncash items included in net loss:
        Depreciation and amortization                                             109,374                 104,161
        Gain on sale of assets                                                    (44,696)                     --
        Compensation - stock issued for services                                       --                 539,667
        Compensation adjustment recognized under APB 25                                --              (2,060,604)
        Net change in assets & liabilities of discontinued operation                   --                 180,301
        Bad debt expense                                                           39,318                 107,861
        Accrued Interest                                                            7,655                      --
       Net change in operating assets and liabilities                             129,299                  53,218
                                                                                ---------             -----------

                        Net cash used in operating activities                    (610,350)             (1,864,108)
                                                                                ---------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Payments for purchase of fixed assets                                     (152,029)               (209,153)
       Proceeds from sale of fixed assets                                          68,000                      --
       Increase in notes receivable                                                    --                  (1,500)
                                                                                ---------             -----------

                        Net cash used in investing activities                     (84,029)               (210,653)
                                                                                ---------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase/(decrease) in notes payable                                       325,000                 (90,162)
       Decrease in capital lease obligations                                         (784)                (15,794)
       Payments on contracts payable                                                   --                 (18,915)
       Loan to discontinued operation                                                  --                (212,429)
       Member distributions                                                            --                (100,308)
       Preferred stock dividend paid                                                   --                 (11,666)
       Payments for capitalized equity-related costs                               (6,308)                     --
                                                                                ---------             -----------
                        Net cash provided by (used in)
                          financing activities                                    317,908                (449,274)
                                                                                ---------             -----------

NET DECREASE IN CASH AND CASH
       EQUIVALENTS                                                               (376,471)             (2,524,035)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    452,144               3,412,205
                                                                                ---------             -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  75,673             $   888,170
                                                                                =========             ===========


    The accompanying notes are an integral part of the financial statements.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2001 AND 2001 (UNAUDITED)


(1)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements of eSat, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2001 and 2000, and the results of operations, stockholders' equity and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year or for any future period.

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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


                Due to the large number of variable plan options granted by the Company in 1998 and the significant difference between the exercise price of those options and the fair value of the Company's stock at December 31, 1998, the Company recognized a substantial amount of non-cash compensation cost in 1998. Subsequently, a large number of forfeitures and the re-pricing to market of those options in 2000 caused a considerable reversal of the previously recognized non-cash compensation cost.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2001 AND 2000 (UNAUDITED)



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        b)      Net Loss Per Share

                The following data show the amounts used in computing earnings per share. Basic and diluted earnings per share are the same because potentially dilutive securities would have an anti-dilutive effect.

                                                                        2001                     2000
                                                                    ------------             ------------
         Income available to common stockholders before
           adjustments                                              $   (851,300)            $   (788,712)
         Adjustments                                                          --                  (11,666)
                                                                    ------------             ------------

         Income available to common stockholders used in
           basic EPS                                                $   (851,300)            $   (800,378)
                                                                    ============             ============

         Weighted average number of common
            shares used in basic EPS                                  25,088,015               21,391,509

                The following transactions occurred after March 31, 2001, which, had they taken place during the first quarter, would have changed the number of shares used in the computations of earnings per share: (1) on April 16, 2001, 182 shares of Preferred Series D Stock was converted into 1,296,302 shares of common stock; (2) common stock warrants issuable in connection with the funding of loan amounts under the Company's May 2001 secured note agreement with Wentworth, LLC.

        (c)     Revenue Recognition

                In accordance with SEC Staff Accounting Bulletin No. 101, the company recognizes revenues from the sale of satellite access equipment over the life of the underlying access agreement, not upon the installation of the equipment. The unrecognized portion of the sales value of the equipment is recorded as deferred revenue and amortized using the straight-line method over the life of the satellite access contract.

                           ESAT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2001 AND 2000 (UNAUDITED)


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

        The Company's management estimates that its current cash, cash equivalents and cash generated from operations will only be sufficient to meet its anticipated cash needs through approximately August 15, 2001. Accordingly, the Company will require either an increase in sales activity, or a substantial additional cash infusion to continue its operations. Management is not certain if additional capital will be available. Management is considering an asset sale or other comparable transaction as part of a financial restructuring. If the Company is not successful in completing a strategic transaction, it will be required to cease operations.


(4)     NOTE PAYABLE

        Note payable consists of a $325,000 secured note, plus accrued interest to payable Wentworth, LLC. The note bears interest at 8% and was originally due April 30, 2001. The note was subsequently refinanced; see
        Note 5 for additional detail.


(5)     SUBSEQUENT EVENTS

        In May 2001, the Company issued a secured note payable to Wentworth, LLC of up to $1,332,655. $325,000 of the note bears interest at 8% and represents a refinancing of the previous note due April 30, 2001. Amounts advanced in excess of $325,000 under the note bear interest at prime plus 4%. The note is due April 30, 2003. Additionally, should the Company receive funds as a result of the sale of stock or the sale of all or substantially all of the assets of any of its subsidiaries, it shall, after paying all reasonable expenses in connection with such sale, immediately pay the balance thereof in reduction of the amounts outstanding on the note. A total of $375,000 has been funded to the Company under this facility.

                                   eSAT, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

        Revenues totaled $2,211,886 and $937,387 for the three months ended March 31, 2001 and 2000, respectively. The 2001 revenue reflects an increase in subscriber based revenues at the Company's managed internet services business and to a lesser extent, increases in sales of the Company's satellite and wireless services businesses. Approximately $90,000 of the revenue increase in 2001 is due to the inclusion of the results of the Company's wireless services business, which was acquired in April, 2000.

        For the three months ended March 31, 2001 and 2000, cost of sales totaled $2,139,030 and $950,780, respectively. The 2001 cost of sales reflects increases in staffing and operating costs at the Company's wireless and managed internet services businesses as well as increases in installation and satellite access fees at the satellite services business.

        General and administrative expenses totaled $965,196 for the period ended March 31, 2001 as compared to $2,653,624 for the prior year period. The decrease is due to substantial cost reductions undertaken at the Company's corporate offices, primarily in the area of business development. Cost containment measures were also undertaken during the 2001 period at the Company's satellite services business. The prior year balance also includes approximately $540,000 of SFAS 123 expense relating to the issuance of common stock warrants.

        Other income for the period ended March 31, 2001 and 2000 totaled $41,040 and $2,058,567, respectively. The 2001 balance includes a gain on the sale of fixed assets, whereas the prior period balance represents primarily a compensation adjustment recognized under APB 25.

        The loss from operations of discontinued subsidiary of ($180,262) recorded in the period ended March 31, 2000 represents the Company's interest in the net loss of its i-xposure subsidiary. The Company sold the majority of its interest in this subsidiary in October, 2000. The subsidiary is no longer in operation.

                                   eSAT, INC.


    LIQUIDITY AND CAPITAL RESOURCES

        Our operations have historically been financed from the sale of preferred and common stock. At March 31, 2001, the Company had cash and cash equivalents on hand of $75,673 and working capital of ($4,234,800) as compared to cash and cash equivalents of $452,144 and working capital of ($3,503,540) at December 31, 2000.

        Net cash used in operating activities of ($610,350) for the three months ended March 31, 2001 is attributable primarily to the operating loss as adjusted for depreciation and amortization. Net cash used in operating activities in the prior period of ($1,864,108) includes the effect of a compensation expense recognized under APB 25 and FAS 123.

        Net cash used in investing activities of ($84,029) and ($210,653) for the three months ended March 31, 2001 and 2000, respectively, is attributable to the purchase and sale of fixed assets.

        Net cash provided by financing activities of $317,908 for the three months ended March 31, 2001 represents primarily the Company's issuance of a note payable to an investor. Net cash used by financing activities of ($449,274) in the prior year period reflects repayment of debt financing, loans made to a discontinued subsidiary and distributions to the owners of the managed internet services business prior to its acquisition by the Company in April, 2000.

        In January, 2001 the company received funding of $325,000 through the issuance of a secured note to Wentworth, LLC. The note bears interest at 8%, was originally due on April 30, 2001 and is collateralized by all of the assets of the Company. Concurrent with this funding, the company entered into an agreement with Wentworth, LLC whereby the $2,000,000 previously advanced under the PECA in October, 2000 will be converted to a secured note also collateralized by the assets of the company. The note is expected to be convertible to equity under provisions substantially identical to those of the PECA.

        In May, 2001 the Company issued a note to Wentworth LLC of up to $1,332,655. This note incorporates the balance and terms of the $325,000 note issued in January, 2001, and is collateralized by all of the assets of the Company. The remainder of the May, 2001 note bears interest at prime plus 4%. The May, 2001 note is due April 30, 2003. A total of $375,000 has been advanced under this note.

        Since November 15, 2000, we have stated that our cash, cash equivalents and cash that may be generated from operations are not expected to be sufficient to meet our operating needs. At this time, it appears that our current cash, cash equivalents and cash generated from operations will only be sufficient to meet our anticipated cash needs to approximately August 15, 2001, although there can be no assurance in this regard. In order to continue operations beyond that date, we would require an increase in sales activity or a substantial cash infusion. Additional capital may not be available to us.

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

                                  RISK FACTORS


WE WILL CEASE OPERATIONS AT OR AROUND AUGUST 15, 2001 UNLESS WE EXPERIENCE INCREASED SALES ACTIVITY, OBTAIN ADDITIONAL CAPITAL OR PURSUE OTHER STRATEGIC ALTERNATIVES

        Our current cash, cash equivalents and cash generated from operations will only be sufficient to meet our anticipated cash needs to approximately August 15, 2001, although there can be no assurance in this regard. Accordingly, we will require an increase in sales activity or an additional substantial cash infusion to continue our operations. We do not believe that additional capital will be available to us. We are also considering an asset sale or other comparable transaction as part of a financial restructuring. If we are unsuccessful in all of these measures, we will be required to cease operations, and our common stock will have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction, our common stock will nonetheless have minimal value.

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

WE ARE CURRENTLY DEPENDENT ON A SINGLE CUSTOMER FOR A SIGNIFICANT PORTION OF OUR REVENUE.

        We provide and manage the actual connection to the Internet to the subscriber base of a large national telephone dial-up Internet access provider. Approximately seventy percent of our revenues in the first quarter of 2001 were generated by our service to that company. Loss of that account would have a material adverse effect on our revenues, which could negatively affect the value of your investment. Furthermore, we anticipate that revenues derived from this customer will experience a reduction in the second quarter of 2001 as compared to the first quarter of 2001.

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


MANY SHARES WILL BECOME ELIGIBLE FOR FUTURE SALE, WHICH MIGHT ADVERSELY AFFECT

THE MARKET PRICE FOR THE SHARES.

        As of May 11, 2001, there are 6,063,171 shares of our common stock outstanding which cannot be sold on the public market. Of these shares, 1,084,684 shares are held by directors, officers, or stockholders who have beneficial ownership of 10% or more of the outstanding shares, excluding shares subject to options held by them. 4,978,487 shares are held by other stockholders. These shares will become eligible for trading at various dates in 2001. In addition, shares of common stock which may be acquired pursuant to outstanding convertible preferred stock or warrants will be eligible for trading at various dates after they are acquired. We are unable to predict the effect that sales of such shares may have on the then prevailing market price of the common stock. Nonetheless, the possibility exists that the sale of these shares may have a depressive effect on the price of our common stock.


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


PART II. OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a)     EXHIBITS

                        10.1    Bridge Loan Financing Agreement and Form of
                                Warrant

                        10.2    Secured Note and Security Interest Provisions


                (b)     REPORTS ON FORM 8-K.

        During the quarter ended March 31, 2001, the Company filed the following documents:

        (i) A current report on Form 8-K, dated March 28, 2001 reporting that the Company's Board of Directors is currently assessing alternatives to the formerly announced plan to discontinue all of its unprofitable business lines and focus on the operations of its wholly owned subsidiary, PacificNet Technologies, Inc.

        (ii) A current report on Form 8-K, dated February 1, 2001 reporting that the Company had commenced the implementation of a plan to discontinue all unprofitable business lines and to consolidate certain operations at its Universal City headquarters. The Company also announced that it had received funding of $325,000 through the issuance of a secured note to Wentworth, LLC.

                                   eSAT, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       eSAT, INC.


Date: May 15, 2001                     By: /s/ Mark Basile
      -------------                        -------------------------------------
                                           Mark Basile
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)


                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

10.1                              Bridge Loan Financing Agreement and
                                  Form of Warrant

10.2                              Secured Note and Security Interest Provisions