Form 10-Q
period 2001-06-30
ESAT INC
filed 2001-08-14
CIK 1081798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-26039

eSAT, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0344604

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 UNIVERSAL CITY PLAZA, SUITE 1130, UNIVERSAL CITY, CA 91608

(Address of principal executive offices, including zip code)

(818) 464-2670

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PAR VALUE $.001	29,770,771

(Class of Common Stock)	(Outstanding at August 10, 2001)

eSAT, INC. AND SUBSIDIARIES

			PAGE
			NUMBER

PART I.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS.

		Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

		Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2000	4

		Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	5

		Notes to Consolidated Financial Statements	6

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

PART II.	OTHER INFORMATION

	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURE			21

eSAT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$187,754	$452,144

Accounts receivable, net	540,333	787,428

Inventory, net	132,077	176,495

Deposits	—	159,850

Other current assets	252,533	157,616

Total current assets	1,112,697	1,733,533

PROPERTY AND EQUIPMENT, NET	1,264,296	1,358,072

OTHER ASSETS:

Deferred charges	37,935	—

Deposits	177,114	144,958

Idle property	1,210,800	1,210,800

	1,425,849	1,355,758

	$3,802,842	$4,447,363

The accompanying notes are an integral part of the financial statements.

	JUNE 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable — trade	$1,977,465	$1,654,170

Accounts payable — other	1,414,500	1,414,500

Accrued expenses	463,758	395,464

Unearned revenue	151,883	151,883

Deferred revenue	511,946	316,398

Current portion of obligations under capital lease	65,793	75,902

Contracts payable	13,012	13,012

Other current liabilities	22,047	23,048

Notes payable stockholder	34,700	34,700

Accrued loss contingencies	858,951	1,157,996

Total current liabilities	5,514,055	5,237,073

LONG-TERM LIABILITIES:

Note Payable	1,146,463	—

Obligations under capital lease	75,024	100,843

Deferred revenue	178,866	324,700

	1,400,353	425,543

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:

Preferred stock — Series C — cumulative, fully participating convertible, $0.001 par value Authorized — 50,000 shares Issued and outstanding — 50,000 shares (Aggregate liquidation preference $4,999,500)	50	50

Preferred stock — Series D, cumulative, fully participating, convertible, $0.001 par value Authorized and issued 75,000 shares Outstanding — 65,272 shares (Aggregate liquidation preference $6,527,185)	65	69

Preferred stock — Series E, cumulative, fully participating, convertible, $0.001 par value Authorized — 30,000 shares Issued and outstanding — 30,000 shares (Aggregate liquidation preference $2,999,970)	30	30

Common stock — $0.001 par value Authorized — 100,000,000 shares Issued and outstanding — 29,770,771 shares at June 30, 2001	29,771	23,260

Additional paid-in capital	32,418,741	32,431,556

Retained deficit	(35,560,223)	(33,670,218)

Total stockholders’ equity	(3,111,566)	(1,215,253)

	$3,802,842	$4,447,363

The accompanying notes are an integral part of the financial statements.

eSAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

SALES	$1,872,894	$1,341,499	$4,084,780	$2,396,203

COST OF SALES	1,750,948	1,510,861	3,889,978	2,461,642

Gross margin	121,946	(169,362)	194,802	(65,439)

GENERAL AND ADMINISTRATIVE EXPENSES	1,141,514	3,804,514	2,106,710	6,458,138

Loss from operations	(1,019,568)	(3,973,876)	(1,911,908)	(6,523,577)

OTHER INCOME (EXPENSE)

Compensation adjustment recognized under APB 25	—	3,614,885	—	6,930,672

Gain (loss) on sale of assets	—	25,000	44,696	25,000

Interest income	—	10,355	—	28,279

Other income	7,870	7,569	11,902	8,004

Interest expense	(27,007)	(10,625)	(34,695)	(31,021)

	(19,137)	3,647,184	21,903	6,960,934

Income (loss) before income taxes and discontinued operations	(1,038,705)	(326,692)	(1,890,005)	437,357

PROVISION FOR INCOME TAXES	—	—	—	—

Income (loss) before discontinued operations	(1,038,705)	(326,692)	(1,890,005)	437,357

DISCONTINUED OPERATIONS

Loss from operations of discontinued subsidiary (less applicable income taxes of $-0-)	—	(1,004,142)	—	(1,184,404)

Loss on disposal of discontinued subsidiary including provision of $967,050 for operating losses during the phase out period (less applicable losses of $-0-)	—	(967,050)	—	(967,050)

	—	(1,971,192)	—	(2,151,454)

Net loss	$(1,038,705)	$(2,297,884)	$(1,890,005)	$(1,714,097)

EARNINGS PER COMMON SHARE — BASIC AND DILUTED

Loss before discontinued operations	$(0.04)	$(0.02)	$(0.07)	$0.02

Discontinued operations	$—	$(0.09)	$—	$(0.10)

Net loss	$(0.04)	$(0.11)	$(0.07)	$(0.08)

The accompanying notes are an integral part of the financial statements.

eSAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,890,005)	$(1,714,097)

Adjustments to reconcile net loss to net cash used in operating activities:

Noncash items included in net income:

Depreciation and amortization	237,206	386,017

(Gain) loss on sale of assets	(44,696)	(25,000)

Employee relocation expenses offset by note receivable reduction	—	117,000

Compensation — stock options issued for services	—	919,249

Compensation adjustment recognized under APB 25	—	(6,930,672)

Bad debt expense	248,448	178,932

Accrued interest	21,463	—

Net change in operating assets and liabilities of discontinued operation	—	1,100,915

Net change in operating assets and liabilities	179,164	860,184

Net cash used in operating activities	(1,248,420)	(5,107,472)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for purchase of fixed assets	(166,733)	(676,158)

Proceeds from sale of fixed assets	68,000	—

Payments received on subscription receivable	—	558,510

Accrued losses on discontinued operations	—	1,050,000

Receipt of payments on note receivable related party	—	61,990

Loan to discontinued operation	—	(829,012)

Purchase of Interwireless	—	(4,108,553)

Net cash used in investing activities	(98,733)	(3,943,223)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase/(decrease) in notes payable	1,125,000	(316,582)

Decrease in capital lease obligation	(35,929)	(33,133)

Payments on contracts payable	—	(39,555)

Member distributions	—	(111,423)

Preferred stock dividend paid	—	(86,667)

Proceeds from issuance of preferred stock	—	6,893,225

Payments for capitalized equity-related costs	(6,308)	—

Net cash provided by financing activities	1,082,763	6,305,865

NET DECREASE IN CASH AND CASH EQUIVALENTS	(264,390)	(2,744,830)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	452,144	3,412,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$187,754	$667,375

The accompanying notes are an integral part of the financial statements.

eSAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2001 AND 2001 (UNAUDITED)

(1)	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of eSAT, Inc. (the “Company”) include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of June 30, 2001, and the results of operations and stockholders’ equity for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year or for any future period.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. Under APB 25, compensation cost is recognized on fixed plans over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. For variable plans, APB 25 requires recognition of compensation cost over the vesting period based on the difference, if any, on the period-end date between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Forfeitures of variable plan options result in a reversal of previously recognized compensation cost.

Due to the large number of variable plan options granted by the Company in 1998 and the significant difference between the exercise price of those options and the fair value of the Company’s stock at December 31, 1998, the Company recognized a substantial amount of non-cash compensation cost in 1998. Subsequently, a large number of forfeitures and the re-pricing to market of those options in 2000 caused a considerable reversal of the previously recognized non-cash compensation cost.

eSAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2001 AND 2000 (UNAUDITED)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Net Loss Per Share

The following data show the amounts used in computing earnings per share. Basic and diluted earnings per share are the same because potentially dilutive securities would have an anti-dilutive effect. Such potentially dilutive securities include convertible preferred stock, options and warrants.

	THREE MONTHS ENDED JUNE 30,

	2001	2000

Income available to common stockholders before adjustments	$(1,038,705)	$(2,297,884)

Preferred stock dividend	—	(75,000)

Income available to common stockholders used in basic EPS	$(1,038,705)	$(2,372,884)

Weighted average number of common shares used in basic EPS	27,554,321	21,641,352

	SIX MONTHS ENDED JUNE 30,

	2001	2000

Income available to common stockholders before adjustments	$(1,890,005)	$(1,714,097)

Preferred stock dividend	—	(86,667)

Income available to common stockholders used in basic EPS	$(1,890,005)	$(1,800,764)

Weighted average number of common shares used in basic EPS	26,327,981	21,368,030

The following transactions occurred after June 30, 2001, which, had they taken place during the first quarter, would have changed the number of shares used in the computations of earnings per share: (1) on July 24, 2001, 485 shares of Preferred Series D Stock was converted into 1,267,800 shares of common stock; and (2) on July 26, 2001, 381 shares of Preferred Series D Stock was converted into 1,050,000 shares of common stock.

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
AS OF JUNE 30, 2001 AND 2000 (UNAUDITED)

(3)	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has sustained substantial operating losses in recent years. In view of this matter, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

The Company’s management estimates that its current cash, cash equivalents and cash generated from operations will only be sufficient to meet its anticipated cash needs through approximately September 15, 2001. Accordingly, the Company will require either an increase in sales activity, or a substantial additional cash infusion to continue its operations. Management is not certain if additional capital will be available. Management is considering an asset sale or other comparable transaction as part of a financial restructuring. If the Company is not successful in completing a strategic transaction, it will be required to cease operations.

(4)	NOTE PAYABLE

Note payable consists of a $1,125,000 secured note, plus accrued interest to payable Wentworth, LLC. The note is secured by substantially all of the assets of the company. The note was originally in the amount of $325,000 in January, 2001 and was due April 30, 2001. In May 2001, the Company issued a secured note payable to Wentworth, LLC of up to $1,332,655. $325,000 of the note bears interest at 8% and represents a refinancing of the previous note due April 30, 2001. Amounts advanced in excess of $325,000 under the note bear interest at prime plus 4%. The note is due April 30, 2003. Additionally, should the Company receive funds as a result of the sale of stock or the sale of all or substantially all of the assets of any of its subsidiaries, it shall, after paying all reasonable expenses in connection with such sale, immediately pay the balance thereof in reduction of the amounts outstanding on the note. An additional $200,000 was funded to the company under this facility in August, 2001.

(5)	COMMITMENTS AND CONTINGENCIES

The company has not made payments for several months under a lease obligation with a service provider. The service provider may take action ranging from termination of services to immediate demand of all amounts due under the lease through the end of the lease term. To date, no action has been taken by the service provider, however, the company cannot be certain as to the eventual outcome.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Sales from continuing operations for the three months ended June 30, 2001 increased to $1,872,894 from $1,341,499 in the prior year period. For the six month period ended June 30, 2001, revenues increased to $4,084,780 from $2,396,203 for the same period in the prior year. The 2001 revenue reflects an increase in subscriber based revenues at the Company’s managed internet services business, and to a lesser extent, recognition of deferred revenues of the satellite services business. Approximately $90,000 of the revenue increase in 2001 is due to the inclusion of the results of the Company’s wireless services business, which was acquired in April 2000.

     Cost of sales for the second quarter 2001 totaled $1,750,948 as compared to $1,510,861 in 2000. For the six months ended June 30, 2001, cost of sales increased to $3,889,978 from $2,461,642 in the prior year period. The 2001 cost of sales reflects increases in staffing and operating costs at the Company’s wireless and managed internet services businesses as well as increases in the recognition of previously deferred cost of sales at the satellite services business.

     General and administrative expenses decreased from $3,804,514 for the quarter ended June 30, 2000 to $1,141,514 in the current year period. For the six month period ended June 30, 2001, general and administrative expenses totaled $2,106,710 as compared to $6,458,138 in the prior year period. The decrease is due to substantial cost reductions undertaken at the Company’s corporate offices, primarily in the area of business development. Cost containment measures were also undertaken during the 2001 period at the Company’s satellite services business. The prior year balance also includes approximately $919,000 of SFAS 123 expense relating to the issuance of common stock warrants.

     Other income totaled ($19,137) and $21,903, respectively, for the three and six month periods ended June 30, 2001, as compared to $3,647,184 and $6,960,934, respectively, for the three and six month periods ended June 30, 2000. The 2001 balance includes a gain on the sale of fixed assets as offset by interest expense, whereas the prior period balance represents primarily a compensation adjustment recognized under APB 25.

     The loss from the operations and disposal of the discontinued subsidiary total $1,004,142 and $967,050, respectively, for the three months ended June 30, 2000. For the six month period ended June 30, 2000, the loss from the operations and disposal of the discontinued subsidiary total $1,184,404 and $967,050, respectively. These losses represent the Company’s interest in the net loss of its i-Xposure subsidiary. The Company sold the majority of its interest in this subsidiary in October 2000. The subsidiary is no longer in operation.

eSAT, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     Our operations have historically been financed from the sale of preferred and common stock. At June 30, 2001, the Company had cash and cash equivalents on hand of $187,754 and working capital of ($4,401,358), as compared to cash and cash equivalents of $452,144 and working capital of ($3,503,540) at December 31, 2000.

     Net cash used in operating activities of ($1,248,420) for the six months ended June 30, 2001 is attributable primarily to the operating loss as adjusted for depreciation and allowances for bad debts. Net cash used in operating activities in the prior period of ($5,107,472) includes the effect of a compensation expense recognized under APB 25 and FAS 123.

     Net cash used in investing activities of ($98,733) for the six months ended June 30, 2001 is attributable to the purchase and sale of fixed assets. Net cash used in investing activities of ($3,943,223) for the six months ended June 30, 2000 represents primarily the purchase of Interwireless as offset by the recognition of the disposal of the Company’s investment in the i-Xposure subsidiary.

     Net cash provided by financing activities of $1,082,763 for the six months ended June 30, 2001 represents primarily the Company’s issuance of a note payable to an investor. Net cash provided by financing activities of $6,305,685 in the prior year period primarily results from the issuance of preferred stock.

     In January, 2001 the Company received funding of $325,000 through the issuance of a secured note to Wentworth, LLC. The note bears interest at 8%, was originally due on April 30, 2001 and is collateralized by all of the assets of the Company. Concurrent with this funding, the company entered into an agreement with Wentworth, LLC whereby the $2,000,000 previously advanced under the Private Equity Credit Agreement in October, 2000 will be converted to a secured note also collateralized by the assets of the company. The note is expected to be convertible to equity under provisions substantially identical to those of the Private Equity Credit Agreement entered into by the Company in August, 2000.

     In May, 2001 the Company issued a note to Wentworth LLC of up to $1,332,655. This note incorporates the balance and terms of the $325,000 note issued in January, 2001, and is collateralized by all of the assets of the Company. The remainder of the May, 2001 note bears interest at prime plus 4%. The May, 2001 note is due April 30, 2003. A total of $1,325,000 has been advanced under this note.

     Since November 15, 2000, we have stated that our cash, cash equivalents and cash that may be generated from operations are not expected to be sufficient to meet our operating needs. At this time, it appears that our current cash, cash equivalents and cash generated from operations will only be sufficient to meet our anticipated cash needs to approximately September 15, 2001, although there can be no assurance in this regard. In order to continue operations beyond that date, we would require an increase in sales activity or a substantial cash infusion. Additional capital may not be available to us.

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

RISK FACTORS

WE WILL CEASE OPERATIONS AT OR AROUND SEPTEMBER 15, 2001 UNLESS WE EXPERIENCE INCREASED SALES ACTIVITY, OBTAIN ADDITIONAL CAPITAL OR PURSUE OTHER STRATEGIC ALTERNATIVES

     Our current cash, cash equivalents and cash generated from operations will only be sufficient to meet our anticipated cash needs to approximately September 15, 2001, although there can be no assurance in this regard. Additionally, the company is behind in making payments to several of its vendors. Accordingly, we will require an increase in sales activity or an additional substantial cash infusion to continue our operations. We do not believe that additional capital will be available to us. We are also considering an asset sale or other comparable transaction as part of a financial restructuring. If we are unsuccessful in all of these measures, we will be required to cease operations, and our common stock will have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction, our common stock will nonetheless have minimal value.

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

OUR FINANCIAL STATEMENTS CONTAIN A “GOING CONCERN” QUALIFICATION.

     The audit reports accompanying our financial statements for the years ended December 31, 2000 and 1999 contain a qualification that certain conditions indicate that we may not be able to continue as a going concern. The financial statements do not contain any adjustments that might be necessary in such a case. Note 2 to the financial statements indicates that substantial operating losses account for this uncertainty. Many investment bankers and investors view companies with a “going concern” qualification as less desirable for investment. Accordingly, we will have a more difficult time raising equity capital or borrowing capital at all on favorable terms. Our suppliers might be less willing to extend credit. Our potential customers might be less willing to purchase our products and services if they believe that we will not be viable enough to provide service, support, back-up, and follow-on products when needed. Furthermore, we might be disadvantaged in recruiting employees who might be concerned about the stability of employment with us. Therefore, the “going concern” qualification can have severe adverse consequences on us.

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

WE ARE HIGHLY DEPENDENT ON THE UNINTERRUPTED OPERATION OF THE NETWORK OPERATIONS CENTER AT OUR UNIVERSAL CITY, CALIFORNIA, SITE.

     We currently have all of the equipment used for our PacificNet subsidiary’s network operations located in our Universal City facility. While it is protected by standard protective devices such as redundant power supplies, multiple internet connections, fire systems, climate control, and 24 hour security/access control, we are at risk for catastrophic events that would require a backup location. Failure of this equipment for any material length of time would adversely affect our revenue generated from our managed internet services business which presently accounts for a substantial portion of our revenue.

WE ARE CURRENTLY DEPENDENT ON A SINGLE CUSTOMER FOR A SIGNIFICANT PORTION OF OUR REVENUE.

     We provide and manage the actual connection to the Internet to the subscriber base of a large national telephone dial-up Internet access provider. Approximately seventy percent of our revenues in the first quarter of 2001 were generated by our service to that company. Loss of that account would have a material adverse effect on our revenues, which could negatively affect the value of your investment. Furthermore, we anticipate that revenues derived from this customer will experience a reduction in the third quarter of 2001 as compared to the first and second quarters of 2001.

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

     We have experienced material period-to-period fluctuations in revenue and operating results. We anticipate that these periodic fluctuations in revenue and operating results will occur in the future. We attribute these fluctuations to a variety of business conditions that include:

•	the volume and timing of orders we receive from quarter to quarter;

•	the introduction and acceptance of our new services and products and product enhancements by us;

•	purchasing patterns of our customers and distributors; and

•	market acceptance of services and products sold by our distributors.

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

     The markets for our products are intensely competitive and are likely to become even more competitive. Increased competition could result in:

•	pricing pressures, resulting in reduced margins;

•	decreased volume, resulting in reduced revenue; or

•	the failure of our products and services to achieve or maintain market acceptance.

     Any of these occurrences could have a material adverse effect on our business, financial condition and operating results. Our products and services face intense competition from multiple competing vendors. Our principal competitors in the Internet management business are IBM Corporation and TRW, Inc. Our principal competitors in the satellite services business are Loral Inc. and Hughes Network Systems. Many of our current and potential competitors have:

•	longer operating histories,

•	greater name recognition,

•	access to larger customer bases, or

•	substantially greater resources than we have.

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

LOSS OF KEY MEMBERS OF OUR SENIOR MANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS AND PROSPECTS.

     Our success will be dependent largely upon the personal efforts of our Chief Executive Officer and Chairman of the Board, Chester L. Noblett, and David Pennells, Senior Vice President of the company and President of PacificNet, as well as other senior managers. The loss of their services could have a material adverse effect on our business and prospects. We have no life insurance on any of our officers. Mr. Noblett’s and Mr. Pennells’ services are governed by contracts. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to hire or retain qualified personnel. Any inability to attract and retain qualified management and other personnel could have a material adverse effect on us.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES. YOU MAY HAVE GREATER DIFFICULTY SELLING YOUR SHARES.

     The Securities Enforcement and Penny Stock Reform Act of 1990 applies to stock characterized as “penny stocks,” and requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has

•	net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years;

•	net tangible assets of at least $5,000,000, if the issuer has been in continuous operation for less than three years; or

•	average annual revenue of at least $6,000,000 for the last three years.

     Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.

     Our financial condition does not meet the above tests. Thus, trading in the common stock will be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act. Under those rules, broker-dealers who recommend such securities to persons other than their established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser’s written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker-dealers to trade in our common stock and thus would make it more difficult for purchasers of common stock to sell their securities in the secondary market. The market liquidity for the common stock could be severely affected.

WE WILL PAY NO DIVIDENDS TO YOU.

     We have not paid, and do not expect to pay, any dividends on common stock in the foreseeable future.

MANY SHARES WILL BECOME ELIGIBLE FOR FUTURE SALE, WHICH MIGHT ADVERSELY AFFECT THE MARKET PRICE FOR THE SHARES.

     As of August 10, 2001, there are 4,731,370 shares of our common stock outstanding which cannot be sold on the public market. Of these shares, 377,184 shares are held by directors, officers, or stockholders who have beneficial ownership of 10% or more of the outstanding shares, excluding shares subject to options held by them. 4,354,186 shares are held by other stockholders. These shares will become eligible for trading at various dates in 2001. In addition, shares of common stock which may be acquired pursuant to outstanding convertible preferred stock or warrants will be eligible for trading at various dates after they are acquired. We are unable to predict the effect that sales of such shares may have on the then prevailing market price of the common stock. Nonetheless, the possibility exists that the sale of these shares may have a depressive effect on the price of our common stock.

FORWARD-LOOKING STATEMENTS

YOU SHOULD NOT RELY ON OUR FORWARD-LOOKING STATEMENTS.

     This prospectus contains forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the material set forth under “Prospectus summary,” “Management’s discussion and analysis of financial condition and results of operations,” and “Business,” as well as within this prospectus generally. In addition, when used in this prospectus, the words “believes,” “intends,” “plans,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements as a result of the risk factors set forth and the information provided in this prospectus generally. We do not intend to update any forward-looking statements.