Form 10-Q
period 2001-09-30
ESAT INC
filed 2001-11-14
CIK 1081798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________________ to ____________________________

Commission File Number 000-26039

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

Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PAR VALUE $.001	35,097,571
(Class of Common Stock)	(Outstanding at November 12, 2001)

eSAT, INC. AND SUBSIDIARIES

			PAGE
			NUMBER
PART I.	FINANCIAL INFORMATION
	ITEM 1.	FINANCIAL STATEMENTS.
		Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3
		Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000	4
		Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	5
		Notes to Consolidated Financial Statements	6
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
PART II.	OTHER INFORMATION
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	20
SIGNATURE			21

eSAT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$452,144
Accounts receivable, net	612,507	787,428
Inventory, net	8,335	176,495
Deposits	—	159,850
Other current assets	8,258	157,616

Total current assets	629,100	1,733,533

PROPERTY AND EQUIPMENT, NET	1,006,285	1,358,072

OTHER ASSETS:
Deposits	70,691	144,958
Idle property	1,210,800	1,210,800

	1,281,491	1,355,758

	$2,916,876	$4,447,363

The accompanying notes are an integral part of the financial statements.

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdraft	$12,292	$—
Note payable	1,425,903	—
Accounts payable — trade	2,689,704	1,654,170
Accounts payable — other	1,414,500	1,414,500
Accrued expenses	377,245	395,464
Unearned revenue	151,883	151,883
Deferred revenue	44,696	316,398
Current portion of obligations under capital lease	47,509	75,902
Contracts payable	—	13,012
Other current liabilities	22,047	23,048
Notes payable stockholder	34,700	34,700
Accrued loss contingencies	858,951	1,157,996

Total current liabilities	7,079,430	5,237,073

LONG-TERM LIABILITIES:
Obligations under capital lease	68,346	100,843
Deferred revenue	96,980	324,700

	165,326	425,543

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock — Series C — cumulative, fully participating convertible, $0.001 par value Authorized — 50,000 shares, Issued and outstanding — 38,324 shares (Aggregate liquidation preference $3,832,362)	38	46
Preferred stock — Series D, cumulative, fully participating, convertible, $0.001 par value Authorized — 75,000 shares, Issued and outstanding — 75,000 shares (Aggregate liquidation preference $7,499,925)	75	75
Preferred stock — Series E, cumulative, fully participating, convertible, $0.001 par value Authorized — 30,000 shares, Issued and outstanding — 30,000 shares (Aggregate liquidation preference $2,999,970)	30	30
Common stock — $0.001 par value	35,098	23,260
Authorized — 100,000,000 shares Issued and outstanding — 35,097,571 shares at September 30, 2001
Additional paid-in capital	32,413,416	32,431,554
Retained deficit	(36,776,537)	(33,670,218)

Total stockholders’ equity	(4,327,880)	(1,215,253)

	$2,916,876	$4,447,363

The accompanying notes are an integral part of the financial statements.

eSAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

SALES	$1,446,560	$1,439,185	$5,531,340	$3,806,481
REVERSAL OF DEFERRED REVENUE	429,879	—	429,879	—

TOTAL REVENUE	1,876,439	1,439,185	5,961,219	3,806,481

COST OF SALES	1,877,459	1,618,468	5,767,437	4,240,657
REVERSAL OF DEFERRED COST OF SALES	215,740	—	215,740	—

Total Cost of Sales	2,093,199	1,618,468	5,983,177	4,240,657

Gross margin	(216,760)	(179,283)	(21,958)	(434,176)
GENERAL AND ADMINISTRATIVE EXPENSES	463,545	2,660,680	2,570,255	8,921,641
IMPAIRMENT LOSS	497,031	—	497,031	—

	960,576	2,660,680	3,067,286	8,921,641

Loss from operations	(1,177,336)	(2,839,963)	(3,089,244)	(9,355,817)

OTHER INCOME (EXPENSE)
Compensation adjustment recognized under APB 25	—	575,007	—	7,505,679
Gain (loss) on sale of assets	—	—	44,696	25,000
Interest income	—	2,703	—	30,966
Other income (expense)	(2,963)	(1,946)	8,939	(1,651)
Interest (expense)	(36,015)	(5,825)	(70,710)	(36,847)

	(38,978)	569,939	(17,075)	7,523,147

Income (loss) before income taxes and discontinued operations	(1,216,314)	(2,270,024)	(3,106,319)	(1,832,670)
PROVISION FOR INCOME TAXES	—	—	—	—

Income (loss) before discontinued operations	(1,216,314)	(2,270,024)	(3,106,319)	(1,832,670)

DISCONTINUED OPERATIONS
Loss from operations of discontinued subsidiary (less applicable income taxes of $-0-)	—	—	—	(1,184,404)
Loss on disposal of discontinued subsidiary including provision of $967,050 for operating losses during the phase out period (less applicable losses of $-0-)	—	—	—	(967,050)

	—	—	—	(2,151,454)

Net loss	$(1,216,314)	$(2,270,024)	$(3,106,319)	$(3,984,124)

EARNINGS PER COMMON SHARE — BASIC AND DILUTED
Loss before discontinued operations	$(0.04)	$(0.10)	$(0.11)	$(0.09)
Discontinued operations	$—	$—	$—	$(0.10)

Net loss	$(0.04)	$(0.10)	$(0.11)	$(0.19)

The accompanying notes are an integral part of the financial statements.

eSAT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,106,319)	$(3,984,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash items included in net income:
Depreciation and amortization	347,787	719,170
(Gain) loss on sale of assets	(44,696)	(25,000)
Impairment loss	497,031	—
Employee relocation expenses offset by note receivable reduction	—	182,500
Compensation — stock options issued for services	—	919,249
Compensation — stock issued for services	—	18,750
Compensation adjustment recognized under APB 25	—	(7,505,679)
Bad debt expense	288,432	16,745
Accrued interest	50,862	—
Net change in operating assets and liabilities of discontinued operation	—	1,626,984
Net change in operating assets and liabilities	316,393	1,073,982

Net cash used in operating activities	(1,650,510)	(6,957,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of fixed assets	(189,768)	(1,486,060)
Proceeds from sale of fixed assets	68,000	—
Payments received on subscription receivable	—	558,510
Accrued losses on discontinued operations	—	525,000
Receipt of payments on note receivable related party	—	64,553
Loan to discontinued operation	—	(832,119)
Purchase of Interwireless	—	(4,108,553)
Receipt of payment on note receivable	—	25,000

Net cash used in investing activities	(121,768)	(5,253,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	1,375,041	(250,347)
Decrease in capital lease obligation	(60,891)	(48,966)
Payments on contracts payable	—	(54,025)
Payments on note payable related party	—	(66,235)
Member distributions	—	(111,423)
Preferred stock dividend paid	—	(86,667)
Proceeds from issuance of preferred stock	—	9,520,365
Payments for capitalized equity-related costs	(6,308)	—

Net cash provided by financing activities	1,307,842	8,902,702

NET DECREASE IN CASH AND CASH EQUIVALENTS	(464,436)	(3,308,390)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	452,144	3,412,205

CASH AND CASH EQUIVALENTS (BANK OVERDRAFT), END OF PERIOD	$(12,292)	$103,815

The accompanying notes are an integral part of the financial statements.

eSAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

(1)	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of eSAT, Inc. (the “Company”) include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 2001, and the results of operations and stockholders’ equity for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year or for any future period. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

eSAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

The following data show the amounts used in computing earnings per share. Basic and diluted earnings per share are the same because potentially dilutive securities would have an anti-dilutive effect. Such potentially dilutive securities include convertible preferred stock, options and warrants.

	THREE MONTHS ENDED SEPTEMBER 30,

	2001	2000

Income available to common stockholders before adjustments	$(1,216,314)	$(2,270,024)
Preferred stock dividend	—	—

Income available to common stockholders used in basic EPS	$(1,216,314)	$(2,270,024)

Weighted average number of common shares used in basic EPS	32,954,048	21,766,181

	NINE MONTHS ENDED SEPTEMBER 30,

	2001	2000

Income available to common stockholders before adjustments	$(3,106,319)	$(3,984,124)
Preferred stock dividend	—	(86,667)

Income available to common stockholders used in basic EPS	$(3,106,319)	$(4,070,791)

Weighted average number of common shares used in basic EPS	28,560,941	21,528,155

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

During the quarter ended September 30, 2001, the Company phased out its VSAT satellite product line. Accordingly, all previously deferred revenue and cost of sales relating to the sales of satellite access equipment has been reversed in the Company’s financial statements.

eSAT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has sustained substantial operating losses in recent years. Additionally, the Company continues to experience negative cash flows. Due to its chronic cash shortages, the Company has failed to pay certain payroll taxes for certain officers and employees for several periods and failed to file certain required Forms 8-K reporting the departure of its Chief Financial Officer and the resignation of certain Board members. The Company continues to accrue compensation for certain officers and employees, may not have the cash required to pay such accrued compensation. The Company is attempting to sublease certain office space to defray costs, but has not located a suitable tenant. The Company is exploring possibilities of selling certain portions of its businesses, but no transactions have been completed or are eminent.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company's management is unable to determine how long its cash flow will sustain its operations or whether certain creditors will initiate actions to collect amounts due. Accordingly, the Company will require either an increase in sales activity, or a substantial additional cash infusion to continue its operations. Management is not certain if additional capital will be available. Management is considering an asset sale or other comparable transaction as part of a financial restructuring. If the Company is not successful in completing a strategic transaction, it will be required to cease operations.

NOTE PAYABLE

Note payable consists of a $1,375,041 secured note, plus accrued interest to payable Wentworth, LLC. The note is secured by substantially all of the assets of the company. The note was originally in the amount of $325,000 in January, 2001 and was due April 30, 2001. In May 2001, the Company issued a secured note payable to Wentworth, LLC of up to $1,332,655. $325,000 of the note bears interest at 8% and represents a refinancing of the previous note due April 30, 2001. Amounts advanced in excess of $325,000 under the note bear interest at prime plus 4%. The note is due April 30, 2003. Additionally, should the Company receive funds as a result of the sale of stock or the sale of all or substantially all of the assets of any of its subsidiaries, it shall, after paying all reasonable expenses in connection with such sale, immediately pay the balance thereof in reduction of the amounts outstanding on the note.

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

The Company is currently in default of its note payable. The creditor has the option of calling the note within five days notice. Such notice has not been received.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Sales from continuing operations for the three months ended September 30, 2001 totaled $1,446,560 as compared to $1,439,185 in the prior year period. For the nine month period ended September 30, 2001, sales increased to $5,531,340 from $3,806,481 for the same period in the prior year. The 2001 revenue reflects an increase in subscriber based revenues at the Company’s managed internet services business in early 2001, and to a lesser extent, recognition of deferred revenues of the satellite services business. The reversal of deferred revenue of $429,879 represents the recognition of all remaining deferred revenue resulting from the phase out the VSAT product line of the Company's satellite services division in the current quarter.

     Cost of sales for the second quarter 2001 totaled $1,877,459 as compared to $1,618,468 in 2000. For the nine months ended September 30, 2001, cost of sales increased to $5,767,437 from $4,240,657 in the prior year period. The 2001 cost of sales reflects increases in staffing and operating costs at the Company’s wireless and managed internet services businesses during the first half of 2001, as well as increases in the recognition of previously deferred cost of sales at the satellite services business. Reversal of deferred cost of sales of $215,740 represents the recognition of all remaining deferred cost of sales resulting from the phase out the VSAT product line of the Company's satellite services division in the current quarter.

     General and administrative expenses decreased from $2,660,680 for the quarter ended September 30, 2000 to $463,545 in the current year period. For the nine month period ended September 30, 2001, general and administrative expenses totaled $2,570,255 as compared to $8,921,641 in the prior year period. The decrease is due to substantial personnel and other cost reductions undertaken at all of the Company’s corporate and operating divisions. The prior year balance also includes approximately $919,000 of SFAS 123 expense relating to the issuance of common stock warrants.

     The impairment loss of $497,031 recorded during the quarter ended September 30, 2001 represents the writedown to net realizable value of certain assets of the company's VSAT product line. This product line was phased out during the quarter ended September 30, 2001.

     Other income totaled ($38,978) and $(17,075), respectively, for the three and nine month periods ended September 30, 2001, as compared to $569,939 and $7,523,147, respectively, for the three and nine month periods ended September 30, 2000. The 2001 balance includes a gain on the sale of fixed assets as offset by interest expense, whereas the prior period balance represents primarily a compensation adjustment recognized under APB 25.

     For the nine month period ended September 30, 2000, the loss from the operations and disposal of the discontinued subsidiary total $1,184,404 and $967,050, respectively. These losses represent the Company’s interest in the net loss of its i-Xposure subsidiary. The Company sold the majority of its interest in this subsidiary in October 2000. The subsidiary is no longer in operation.

eSAT, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     Our operations have historically been financed from the sale of preferred and common stock. At September 30, 2001, the Company had cash and cash equivalents on hand of $(12,292) and working capital of ($6,450,330), as compared to cash and cash equivalents of $452,144 and working capital of ($3,503,540) at December 31, 2000.

     Net cash used in operating activities of ($1,650,510) for the nine months ended September 30, 2001 is attributable primarily to the operating loss as adjusted for non-cash charges and changes in the working capital of the company. Net cash used in operating activities in the prior period of ($6,957,423) includes the effect of a compensation expense recognized under APB 25 and FAS 123.

     Net cash used in investing activities of ($121,768) for the nine months ended September 30, 2001 is attributable to the purchase and sale of fixed assets. Net cash used in investing activities of ($5,253,669) for the nine months ended September 30, 2000 represents primarily the purchase of Interwireless as offset by the recognition of the disposal of the Company’s investment in the i-Xposure subsidiary.

     Net cash provided by financing activities of $1,307,842 for the nine months ended September 30, 2001 represents primarily the Company’s issuance of a note payable to an investor. Net cash provided by financing activities of $8,902,702 in the prior year period primarily results from the issuance of preferred stock.

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

     In May, 2001 the Company issued a note to Wentworth LLC of up to $1,332,655. This note incorporates the balance and terms of the $325,000 note issued in January, 2001, and is collateralized by all of the assets of the Company. The remainder of the May, 2001 note bears interest at prime plus 4%. The May, 2001 note is due April 30, 2003. A total of $1,375,041 has been advanced under this note.

     Since November 15, 2000, the Company has stated that its cash, cash equivalents and cash that may be generated from operations are not expected to be sufficient to meet its operating needs. The Company continues to experience negative cash flows. Due to its chronic cash shortages, the Company has failed to pay certain payroll taxes for certain officers and employees for several periods and failed to file certain required Forms 8-K reporting the departure of its Chief Financial Officer and the resignation of certain Board members. The Company continues to accrue compensation for certain officers and employees, but may not have the cash required to pay such accrued compensation. The Company is attempting to sublease certain office space to defray costs, but has not located a suitable tenant. The Company is exploring possibilities of selling certain portions of its businesses, but no transactions have been completed or are eminent.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company’s management is unable to determine how long its cash flow will sustain its operations or whether certain creditors will initiate actions to collect amounts due. Accordingly, the Company will require either an increase in sales activity, or a substantial additional cash infusion to continue its operations. Management is not certain if additional capital will be available. Management is considering an asset sale or other comparable transaction as part of a financial restructuring. If the Company is not successful in completing a strategic transaction, it will be required to cease operations.

     The Company is currently assessing strategic alternatives that may include an asset sale or comparable transaction as part of a financial restructuring. However, in the event that it is unsuccessful in completing one of these strategic alternatives, it would be required to cease operations. In that case, the Company’s common stock will have no value. In addition, potential investors in its securities should consider the risk that, even if the Company is successful in completing a strategic transaction as described above, its common stock will nonetheless have no value.

RISK FACTORS

WE WILL CEASE OPERATIONS UNLESS WE EXPERIENCE INCREASED SALES ACTIVITY, OBTAIN ADDITIONAL CAPITAL OR PURSUE OTHER STRATEGIC ALTERNATIVES

     The Company continues to experience negative cash flows. Due to its chronic cash shortages, the Company has failed to pay certain payroll taxes for certain officers and employees for several periods and failed to file certain required Forms 8-K reporting the departure of its Chief Financial Officer and the resignation of certain Board members. The Company continues to accrue compensation for certain officers and employees, but may not have the cash required to pay such accrued compensation. The Company is attempting to sublease certain office space to defray costs, but has not located a suitable tenant. The Company is exploring possibilities of selling certain portions of its businesses, but no transactions have been completed or are eminent.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company's management is unable to determine how long its cash flow will sustain its operations or whether certain creditors will initiate actions to collect amounts due. Accordingly, the Company will require either an increase in sales activity, or a substantial additional cash infusion to continue its operations. Management is not certain if additional capital will be available. Management is considering an asset sale or other comparable transaction as part of a financial restructuring. If the Company is not successful in completing a strategic transaction, it will be required to cease operations.

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

statements. Due to our limited working capital position, if we cannot successfully defend either of these actions, we may be forced to seek protection from the bankruptcy court. That circumstance would likely have a material and negative impact on the value of your investment.

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

WE ARE CURRENTLY DEPENDENT ON A SINGLE CUSTOMER FOR A SIGNIFICANT PORTION OF OUR REVENUE.

     We provide and manage the actual connection to the Internet to the subscriber base of a large national telephone dial-up Internet access provider. Approximately 55 percent of our revenues in the third quarter of 2001 were generated by our service to that company. Furthermore, the Company anticipates that this account will terminate its contract with the company in the near term. Loss of this account will have a material adverse effect on our revenues, which could negatively affect the value of your investment.

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

the volume and timing of orders we receive from quarter to quarter;
the introduction and acceptance of our new services and products and product enhancements by us;
purchasing patterns of our customers and distributors; and
market acceptance of services and products sold by our distributors.

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

     The markets for our products are intensely competitive and are likely to become even more competitive. Increased competition could result in:

pricing pressures, resulting in reduced margins; decreased volume, resulting in reduced revenue; or the failure of our products and services to achieve or maintain market acceptance.

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

longer operating histories, greater name recognition, access to larger customer bases, or substantially greater resources than we have.

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

MANY SHARES WILL BECOME ELIGIBLE FOR FUTURE SALE, WHICH MIGHT ADVERSELY AFFECT THE MARKET PRICE FOR THE SHARES.

     As of November 10, 2001, there are 4,896,211 shares of our common stock outstanding which cannot be sold on the public market. Of these shares, 277,184 shares are held by directors, officers, or stockholders who have beneficial ownership of 10% or more of the outstanding shares, excluding shares subject to options held by them. 4,619,027 shares are held by other stockholders. These shares will become eligible for trading at various dates in 2001. In addition, shares of common stock which may be acquired pursuant to outstanding convertible preferred stock or warrants will be eligible for trading at various dates after they are acquired. We are unable to predict the effect that sales of such shares may have on the then prevailing market price of the common stock. Nonetheless, the possibility exists that the sale of these shares may have a depressive effect on the price of our common stock.

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

eSAT, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                      (a)     EXHIBITS

                                none

                      (b)     REPORTS ON FORM 8-K.

                                none

eSAT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

eSAT, INC.

Date: November 14, 2001	By:	/s/ Chet Noblett

Chet Noblett Acting Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)